Form 10QSB
period 2001-09-30
AMERICA FIRST ASSOCIATES CORP
filed 2001-11-26
CIK 1084203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------
                                   FORM 10-QSB
                   -------------------------------------------

                                   (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       OR

    [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

             For the transition period from __________ to _________.


                        COMMISSION FILE NUMBER: 000-33371


                         America First Associates Corp.
        (Exact name of small business issuer as specified in its charter)


                Delaware                                  11-3246880
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                              160 E 56th ST, 6th fl
                               New York, NY 10022
                    (Address of principal executive offices)


                                 (212) 644-8520
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
                1934 during the preceding 12 months (or for such
               shorter period that the registrant was required to
              file such reports), and (2) has been subject to such
                    filing requirements for the past 90 days.
                                Yes __X__ No ____


         On September 30, 2001 the registrant had 9,018,000 outstanding shares of common stock, $0.001 par value.


           Transitional Small Business Disclosure Format (check one):
                                Yes ____ No __X__

                         America First Associates Corp.

                              Financial Statements

                  Nine Months ended September 30, 2001 and 2000
                                       And
                 Three Months ended September 30, 2001 and 2000


                          Index to Financial Statements


Statement of Financial Condition.....................................       F-2
Statement of Operations..............................................       F-3
Statement of Changes in Stockholders' Equity.........................       F-4
Statement of Cash Flow...............................................       F-5
Notes to Financial Statements........................................       F-6
Management Discussion and Analysis...................................       F-9

                         America First Associates Corp.

                        Statement of Financial Condition

              For The Nine Months Ended September 30, 2001 and 2000


                                                                                     September 30,2001        September 30, 2000
                                                                                         Unaudited                Unaudited
                                                                                     -------------------     ---------------------
Assets
Cash and cash equivalents.......................................................          $   1,030,689              $    202,087
Securities owned                                                                                577,480                 1,853,173
Office furniture and equipment, net of accumulated depreciation
   of $22,116; $16,016; for nine months ended 2001and 2000, respectively........                  5,457                    11,557
Other assets....................................................................                 31,175                     5,175
                                                                                     -------------------     ---------------------
Total Assets....................................................................          $   1,644,801              $  2,071,992
                                                                                     ===================     =====================


Liabilities and shareholder's equity
Liabilities:
   Accounts payable and accrued expenses........................................          $          --              $         --
   Due to clearing broker.......................................................                     --                        --
   Payable to shareholders'.....................................................                     --                        --
   Securities sold, not yet purchased...........................................                     --                        --
   Income tax payable...........................................................                     --                        --
   Long term liabilities........................................................                     --                        --
                                                                                     -------------------     ---------------------
Total Liabilities...............................................................          $          --              $         --


Commitments
Shareholders' equity:
   Common stock, $.001 par value, 20,000,000 shares authorized, 12,018,000 shares issued and outstanding as of December 31, 2001 and 2000. Common stock, $.001 par value 20,000,000 shares authorized 9,018,000
         Issued and outstanding as of September 30, 2001........................                  9,018                    12,018
Treasury Stock ................................................................                   3,000                        --
Additional paid-in capital......................................................              2,118,230                 2,118,230
Retained earnings...............................................................               (485,447)                  (58,256)
                                                                                     -------------------     ---------------------
Total shareholders' equity......................................................              1,644,801                 2,071,992
                                                                                     -------------------     ---------------------
Total liabilities and shareholders' equity......................................          $   1,644,801              $  2,071,992
                                                                                     ===================     =====================

                         America First Associates Corp.

                             Statement of Operations

              For the Nine Months Ended September 30, 2001 and 2000
                                       and
             For the Three Months Ended September 30, 2001 and 2000


                                                         Nine Months ended September 30         Three Months Ended September 30
                                                          2001                  2000              2001                 2000
                                                   -----------------    ----------------   ------------------    -----------------
Revenues:                                               Unaudited            Unaudited          Unaudited             Unaudited
   Commissions                                     $         435,410    $        715,900   $          152,288    $         234,488
   Syndicate income..............................                 --             410,725                   --                   --
   Principal transactions........................            (13,047)            293,661             (117,682)              77,551
   Interest and other income.....................            115,560              95,071                2,152               36,201
                                                   -----------------    ----------------   ------------------    -----------------
Total Revenues                                               537,921           1,515,357               36,757              348,240
                                                   -----------------    ----------------   ------------------    -----------------

Expenses:
   Employee compensation and benefits............            225,149             527,879               66,112               75,574
   Clearing charges..............................            257,100             321,592               89,381              130,376
   Consulting and professional fees..............              2,475              48,871                  600               20,375
   Communications and data processing............             17,990              30,381                9,250               20,626
   Business development..........................              4,150              24,276                  250                6,100
   Occupancy costs...............................             37,100              47,024               12,600               12,300
   Regulatory and registration fees..............             17,950              29,187                   50                1,835
   Depreciation and amortization.................              4,575               4,575                1,525                1,525
   Travel and entertainment......................             17,320              27,977                6,419                5,466
   Other expenses................................             43,549              72,691               14,384               15,157
                                                   -----------------    ----------------   ------------------    -----------------
Total expenses...................................            627,358           1,134,453              200,571              289,318
                                                   -----------------    ----------------   ------------------    -----------------
Income (loss) before income taxes................            (89,437)            380,904             (163,814)              58,906
Provision for income taxes.......................                  9               7,003                   --                   --
                                                   -----------------    ----------------   ------------------    -----------------
Net income (loss)................................  $        (89,446)   $         373,901   $        (163,814)    $          58,906
                                                   ==================  ==================  ===================   ==================

                         America First Associates Corp.

                  Statement of Changes in Shareholders' Equity

                For Nine Months Ended September 30, 2001 and 2000


                                                          Common              Paid-in            Retained          Shareholder's
                                                           Stock              Capital            Earnings              Equity
                                                      ---------------     ---------------     ---------------     ---------------
December 31, 2000
Balance, January 1, 2000                              $        12,018     $     2,118,230     $      (449,111)    $     1,681,137
   Net income (loss)                                             --                  --                53,110              53,110
                                                      ---------------     ---------------     ---------------     ---------------
Balance, December 31, 2000                            $        12,018     $     2,118,230     $      (396,001)    $     1,734,247
                                                      ===============     ===============     ===============     ===============


September 30, 2001, Unaudited
Balance, December 31, 2000                                      9,018           2,118,230            (396,001)          1,734,247
Treasury Stock                                                  3,000                --                  --                  --
   Net income (loss)                                                                                  (89,446)            (89,446)
                                                      ---------------     ---------------     ---------------     ---------------
Balance, September 30, 2001                           $        12,018     $     2,118,230     $      (485,447)    $     1,644,801
                                                      ---------------     ---------------     ---------------     ---------------

                         America First Associates Corp.

                             Statement of Cash Flows

           For the Nine Month Period Ended September 30, 2001 and 2000


                                                                                              2001                2000
                                                                                         ---------------     ---------------
                                                                                            Unaudited           Unaudited
Cash Flows from Operating Activities
Net income (loss)                                                                        $       (89,446)    $       373,901
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                                                   4,575               4,575
   Changes in assets and liabilities:
(Increase) Decrease in operating assets:
      Due to/from from clearing organization                                                       2,648            (278,271)
      Deposit with clearing organization                                                      (1,118,993)               --
      Securities owned                                                                         1,296,069          (1,750,078)
      Prepaid expenses                                                                            15,175                --
      Interest Receivable                                                                         17,692             (19,743)
Increase (decrease) in operating liabilities:
      Payable to shareholder                                                                        --                  --
      Securities sold, not yet purchased                                                            --                  --
      Income taxes payable                                                                          --                  --
     Accounts payable and accrued expenses                                                      (104,663)               --
                                                                                         ---------------     ---------------
Net cash (used in) provided by operating activities                                               23,057          (1,669,616)
                                                                                         ---------------     ---------------


Cash Flows from Investing Activities
     Security Deposits                                                                              --                (5,175)

Cash Flows from Financing Activities
     Proceeds from issuance of common stock                                                         --             1,900,000
     Net change in Balance Equity                                                                   --              (215,774)

                                                                                         ---------------     ---------------
Net cash provided by Finance Activities                                                             --             1,684,226
                                                                                         ---------------     ---------------

Net increase (decrease) in cash                                                                   23,057               9,435

Cash at Beginning of Period                                                                       (6,378)             (2,268)
                                                                                         ---------------     ---------------
Cash at End of Period                                                                             16,679               7,167
                                                                                         ===============     ===============

Supplemental cash flow disclosure:
     Income tax payments                                                                 $          --       $          --
                                                                                         ===============     ===============

     Interest payments                                                                   $          --       $          --
                                                                                         ===============     ===============

                         America First Associates Corp.

                          Notes to Financial Statements

                 Three and Nine Months Ended September 30, 2001
                                   (unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements" and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the America First Associates Corp. (the "Company") Form 10-SB Report. Financial information as of December 31, 2000 has been derived from the audited financial statements of the Company for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 have been included in the accompanying financial statements. The results of operations and cash flows for the interim periods, is not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of the year.

         The "Company" operates under the provisions of Paragraph (k) (2) (ii) of Rule 15c3-3 of the Securities Exchange Commission, and accordingly is exempt from the remaining provisions of that rule. Essentially, the requirements of Paragraph (k) (2) (ii) provide that the Company clears all transactions on behalf of customers on a fully disclosed basis with a clearing broker/dealer, and promptly transmits all customer funds and securities to the clearing broker/dealer. The clearing broker/dealer carries all of the accounts of the customers and maintains and preserves all related books and records as are customarily kept by a clearing broker/dealer.

Note 2.      Securities Owned

         Securities owned consists of marketable trading and investment securities at quoted market values. These securities consist of the following as of September 30, 2001 and 2001.

                            As of September 30, 2001   As of September 30, 2000

         Common stock               $ 577,480                   $  499,821
         U.S. Obligations                 -0-                    1,353,352
                                    ---------                   ----------
                                    $ 577,480                   $1,853,173
                                    ---------                   ==========

Note 3.  Property and Equipment:

         Office furniture and equipment are carried at cost and is depreciated over a useful life of five years using the straight-line method. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the terms of the lease.

                                           For Nine Months Ended September 30
                                               2000                   2001
                                              --------               -------
         Office Equipment                     $ 27,573               $ 27,573
         Accumulated Depreciation             $(16,016)              $(22,116)

 Use of Estimates:

     The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Note 4. Income Taxes:

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to an ongoing quarterly review by management.

Note 5.  Net Capital Requirement

         The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 2001 the Company had net capital of $1,501,826, which was $1,401,826 in excess of its required net capital of $100,000. The Company's net capital ratio was 7.88% at September 30, 2001.

Note 6.  Description of Securities

         Mr. Ricupero has agreed to deliver 3,000,000 shares of his common stock to the Company in July 2001. This reduces the amount of shares outstanding to 9,018,000.

         Our authorized capital stock consists of 20,000,000 shares of common stock, par value $0.001 per share, 9,018,000 of which are outstanding and 3,000,000 held in treasury stock, as adjusted.


7.       Earning Per Share

                                             For Nine Months Ended September 30
                                                    2001                 2000
                                                    ----                 ----
Net Earnings available to
 common shareholders                            $   (89,446)        $   373,901

Weighted Ave. shares outstanding                 10,508,000          12,018,000
                                                -----------         -----------

Basic Earnings Per Share                        $   (0.0085)        $    0.0311

EARNINGS PER SHARE:

         The company sold warrants in April 1999, which enabled the holders of the warrants to purchase 2,700,000 shares of stock at prices from $1 to $5 per share. Currently, there is no market price for the shares of stock on hand, therefore, the calculation for diluted earnings per share did not include the conversion of the warrants into stock as it would be antidilutive. In addition, the Chief Executive Officer contributed 3,000,000 shares into treasury stock in July 2001. This contribution was reflected in calculating the earnings per share for the nine-month period of 2001.

MANAGEMENT DISCUSSION AND ANALYSIS

         The following discussion of the financial condition and results of financial condition and the results of operation of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes and other financial information included elsewhere in this Prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this Prospectus.

Overview

         America First Associates (The "Company") has conducted its operations as a fully disclosed brokerage firm registered with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rulemaking Board and 50 state securities divisions including the District of Columbia and Puerto Rico. The Company is a provider of cost-effective, full-service online financial service targeting the rapid growth momentum of individual investors who utilize the Internet for their personal investment objectives. The Company provides customers the ability to buy and sell securities, security options, mutual funds, bonds and other investment financial instruments as well as providing clients with 24 hour account access and real-time electronic information on stocks, market indices, analysts' research and news. The Company plans to continue to provide quality service to our current customers while increasing brand awareness and customer loyalty. Management's strategy is to expand the Company's business and operations by strategically using the Internet and other advertising outlets to efficiently market and distribute our services to potential customers and build brand awareness on a national level to increase our customer base.

Results of Operations

Nine Month Period Ended September 30, 2001 compared to Nine Month Period Ended September 30, 2000

Total revenue for the first nine months ending September 30, 2001 were $537,921, a decrease of 64%, as compared to revenues of $1,515,357 for the first nine months ending September 30, 2000. The decrease in total revenue is attributed to the significant decrease in syndicate revenue and principal transactions. Revenues from syndicate income (i.e. private placements, pipes, syndicate participation of IPO's, investment-banking activity) decreased by 100%, from $410,725 for the first nine months ending September 30, 2000. Revenues from commissions decreased by $280,490, or 39%, from $715,900 for the first nine months ending September 30, 2000 to $435,410 for the first nine months ending September 30, 2001 due primarily to the decrease in overall trading activity by online traders, which was a result of the down turn in the market during the first nine months of 2001. Revenues from principal transactions decreased by $360,708, from $293,661 for the nine months ending September 30, 2000 to $(13,047) for the first nine months ending September 30, 2001. Interest and other income increased from $95,071 for the nine months ending September 30, 2000 to $115,560 for the first nine months ending September 30, 2001 due to investing excess funds in U.S. Obligations. Going forward we expect an increase in revenues due to a rapidly growing customer base and an increase in trading volume and investment banking activity with demand for syndicate.

         Total expenses decreased by $507,095, or 45%, from $1,134,453 for the nine months ending September 30, 2000 to $627,358 for the nine months ending September 30, 2001. As a result of the decrease in syndicate income, directly related to commissions paid on private placements, IPO's as well as other investment banking activity, employee compensation and benefits decreased by $302,730, or 57%, from $527,879 for the nine months ending September 30, 2000 to $225,149 for the first nine months ending September 30, 2001. However, as we continue to grow we will need additional employees to service our growing customer base, therefore we anticipate a proportionate increase in employee compensation and benefit expenses. Clearing charges represent payments to our clearing firm who facilitate our clients' transactions. As a result of the decrease in the volume of business conducted by our online clients, such expenses decreased by $64,492, or 20%, from $321,592 for the nine months ending September 30, 2000 to $257,100 for the first nine months ending September 30, 2001.

         As a result of not having any private placements and other investment banking activity in the first nine months ending September 30, 2001, no legal or professional expenses were incurred. Therefore consulting and professional fees decreased from $48,871 for the first nine months ending September 30, 2000 to $2,475 for the first nine months ending September 30, 2001.

         Communications and data processing expense decreased by $12,391, or 41%, from $30,381 for the first nine months ending September 30, 2000 to $17,990 for the first nine months ending September 30, 2001 as a result of The Company renegotiating its contracts with providers. During the first quarter 2000, we completed the installation of additional telephone lines, that were needed to increase our phone capabilities to service customers. Currently we believe that the amount of lines installed is sufficient for the near future, however as we continue to grow we anticipate the number of lines needed to increase proportionately.

         Business development costs consist of advertising costs, which have mostly been for online and print advertising to obtain new clients. These expenses decreased by $20,126, or 83%, from $24,276 for the first nine months ending September 30, 2000 to $4,150 for the first nine months ending September 30, 2001 as The Company decreased its planned advertising and promotional efforts, which was due to the adverse stock market conditions.

         Occupancy costs decreased by $9,924, or 21%, from $47,024 for the first nine months ending September 30, 2000 to $37,100 for the first nine months ending September 30, 2001, due to the three year lease The Company negotiated for new office space at a lowered monthly rate.

         Regulatory and Registration fees decreased by $11,237, or 39%, from $29,187 for the first nine months ending September 30, 2000 to $ 17,950 for the first nine months ending September 30, 2001. We anticipate an increase in regulatory and registration fees due to the expected need of hiring additional series 7 registered representatives to service our increased customer base.

         Depreciation and Amortization costs for the first nine months ending September 30, 2001 and 2000 were $4575 and $4575. The need for additional equipment is dependent on the firm's growth. Therefore, as we continue to expand and purchase additional hardware The Company anticipates that these costs will increase.

         Travel and Entertainment decreased by $10,657, or 39%, from $27,977 for the first nine months ending September 30, 2000 to $17,320 for the first nine months ending September 30, 2001. Other expenses which includes office supplies and expenses decreased by $29,142, or 40%, from $72,691 for the first nine months ending September 30, 2000 to $43,549 for the first nine months ending September 30, 2001.

         As a result of the foregoing, our net income decreased from $373,901 for the first nine months ending September 30, 2000 to $(89,446) for the first nine months ending September 30, 2001.

Results of Operations

Three Months Ended September 30, 2001 compared to Three months Ended September 30,2000

         Total revenues the three months ended September 30, 2000 were $348,240, compared to $36,757 in the three months ended September 30,2001. The decrease in revenue was the result of a decrease in syndicate participation and losses in principle transactions caused by a significant down turn in the overall market, which resulted in a decrease in overall business activity.

         Commissions were $234,488 for the three months ended September 30, 2000 a decrease of 35% compared to $152,288 for the three months ended September 30, 2001. The decrease in commission revenues was primarily attributable to a decrease in the stock market, which reduced the number of online transactions processed. Our focus will be to cost effectively increase our client base through Internet marketing, which will increase our transaction volume. As a result of a rapid increase in customer applications, The Company expects transaction volume and commission revenues to increase substantially.

         Syndicate income was non-existent for both the three months ended September 30, 2000 and 2001. In this time period no private placements were generated in syndicate income. It is expected that the Company will participate in and generate more syndicate deals, which will further increase future syndicate revenue. Principal transactions, which include securities brokerage transactions were $77,551 for the three months ended September 30, 2000, decreased to $(117,682) for the three months ended September 30, 2001. The loss is due to a decrease in securities owned at market value. Interest and other income revenue decreased to $2,152 for the three months ended September 30, 2001 from $36,201 for the three months ended September 30, 2000. This decrease was primarily due to The Company investing excess funds in U.S.Obligatons at lowered interest rates.

         The Company's total expenses decreased from $289,318 for the three months ended September 30, 2000 to $200,571 for the three months ended September 30, 2001. This 31% decrease is attributed to lower employee compensation and clearing charges, which is a result of lower trading volume in the overall market. Employee compensation and benefits expense decreased from $75,574 for the three months ended September 30, 2000 to $66,112 for the three months ended September 30, 2001. The Company expects that employee compensation will increase as the need to hire addition employees becomes necessary to accommodate the growth in online trading volume and commissions paid to investment banking activities. Clearing charges decreased to $89,381 for the three months ended September 30, 2001 from $130,376 for the three months ended September 30, 2000. It is expected that clearing charges will increase as online trading activity increases.

         Consulting and professional fees decreased to $600 for the three months ended September 30, 2001 from $20,375 for the three months ended September 30, 2000. These fees encompass legal and accounting fees associated with all aspects of maintaining a brokerage firm and legal fees associated with investment banking activities.

         Communication and data processing expense was $9,250 for the three months ended September 30, 2001, compared to $20,626 for the three months ended September 30, 2000. The 55% decrease between 2001 and 2000 in communication and data processing is primarily a result of lowered communication rates.

         Business development, which includes advertising decreased 95% to $250 for the three months ended September 30, 2001, from $6,100 for the three months ended September 30, 2000. The advertising expenditures in 2000 were related to our efforts to build awareness of the Company. However, due to the fluctuating and unpredictable market, the Company decreased its advertising budget, limiting it to advertising on a per account basis. In order to remain competitive and to increase the number of customer accounts, we need to actively promote our service in order to build brand awareness. Therefore, for future growth and expansion, The Company expects a significant increase in advertising expense. Our business development costs for 2001 will be associated with promoting our website and financial services to continue to expand our customer base through significant advertising efforts.

         Occupancy costs relate to our leasing of office space in New York City. Occupancy expense for the three months ended September 30, 2001 was $12,600 and $12,300 for the three months ended September 30, 2000. This increase is the result of a $100 increase in our annual rent. The Company currently leases 2,000 square feet at $4,200 per month under a three-year lease expiring March 31, 2003. Management believes the office will provide ample amount of space for our current needs.

         Regulatory and registration fees are costs associated with a Broker/Dealer to be registered with the NASD and in all appropriate states. In the three months ended September 30, 2001 regulatory and registration fees amounted to $50, compared to $1,835 for the three months ended September 30, 2000. NASD fees are usually paid in December for the following year

         Depreciation and amortization primarily consists of depreciation of property and equipment. Depreciation and amortization costs were $1525 for the three months ended September 30, 2001 and 2000. As we continue to expand we anticipate the purchase of additional property and equipment, which will result in an increase in depreciation and amortization expense.

         Travel and entertainment expenses increased to $6,419 for the three months ended September 30, 2001 from $5,466 for the three months ended September 30, 2000. Other expenses, which includes office supplies and expenses decreased to $14,384 for the three months ended September 30, 2001 from $15,157 for the three months ended September 30, 2000.

                         Liquidity and Capital Resources

         Cash provided by operating activities during the nine months ended September 30, 2001 were $23,057 as compared to cash used by operating activities during the nine months ended September 30, 2000 of $1,669,616. The Company had a net loss of $89,446, a decrease in deposits from clearing organization of $1,118,993, an increase in securities owned of $1,296,069, an increase in prepaid expense and interest receivable of $15,175 and $17,692, respectfully and a decrease in accounts payable and accrued expenses of $104,663.

         Cash used in investing activities decreased 100% during the nine months ended September 30, 2001. Cash provided by operating activities were $23,057 during the nine months ended September 30, 2001. Total cash balance at end of September 30, 2001 were $16,679.

         The Company is subject to the net capital rules of the SEC. At September 30, 2001, the Company had regulatory net capital of $1,586,751, which exceeded the minimum requirements by $1,486,751.


                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed by the undersigned, thereunto duly authorized.


                               AMERICA FIRST ASSOCIATES CORP.


Date:  November 23, 2001       By:   /s/ Joseph Ricupero
       --------------------          ------------------------------------------
                                     Joseph Ricupero, Chief Executive Officer,
                                     Financial Operations Officer