Form 10KSB
period 2001-12-31
AMERICA FIRST ASSOCIATES CORP
filed 2002-04-15
CIK 1084203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _________.

COMMISSION FILE NUMBER: ___________

America First Associates Corp.
(Name of small business issuer in its charter)

Delaware	11-3246880
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

160 E 56th st, 6th fl
New York, N.Y. 10022
(Address of principal executive offices)

(212) 644-8520
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
The issuer's revenues for the fiscal year ended December 31, 2001 were $902,808. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2001 (computed by reference to the total shares outstanding and the dollar amount paid by shareholders) $9,018,000.
The number of shares of common stock, par value $0.001 per share, outstanding as of December 31, 2001 was 9,018,000 shares.

Documents Incorporated by Reference
None

Transitional Small Business Disclosure Format (check one): Yes       No    X

FORWARD-LOOKING STATEMENTS THIS REPORT CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "PLANS," "ESTIMATES," "EXPECTS," "INTENDS," "ANTICIPATES," "MAY," "WILL," "SHOULD," "COULD," "UPCOMING" AND SIMILAR EXPRESSIONS, TO THE EXTENT USED, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON CURRENT EXPECTATIONS AND BELIEFS CONCERNING FUTURE EVENTS THAT ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS SUGGESTED HEREIN. FACTORS THAT MAY CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO DEVELOP AND SUCCESSFULLY MARKET THE PRODUCTS AND SERVICES DESCRIBED IN THIS REPORT (AND THE COSTS ASSOCIATED THEREWITH); THEIR ACCEPTANCE IN THE MARKETPLACE; TECHNICAL DIFFICULTIES OR ERRORS IN THE PRODUCTS AND/OR SERVICES; MARKET PRESSURE TO LOWER SUBSTANTIALLY COMMISSIONS ON THE EQUITY TRADES DESCRIBED AS A RESULT OF SUCH SERVICES BEING PROVIDED AT LOW OR NO ADDITIONAL COSTS BY BROKERAGES, FINANCIAL INSTITUTIONS AND OTHER FINANCIAL COMPANIES TO THEIR CUSTOMERS, OR FOR OTHER MARKET REASONS; THE COMPANY'S CUSTOMER AND ACTIVE PROSPECT BASE CONTAINING A SUBSTANTIALLY LOWER NUMBER OF INTERESTED CUSTOMERS THAN THE COMPANY ANTICIPATES; POTENTIAL NASD OR OTHER BROKER-DEALER REGULATORY ISSUES AND/OR THE CONDUCT OF A BROKERAGE BUSINESS; THE SUCCESS (AND COST) OF NEW MARKETING STRATEGIES; UNFAVORABLE CRITICAL REVIEWS; INCREASED COMPETITION (INCLUDING PRODUCT AND PRICE COMPETITION); THE LEVEL OF MARKET DEMAND FOR REAL-TIME DECISION SUPPORT TOOLS, REAL-TIME DATA AND/OR ON-LINE BROKERAGE SERVICES AND/OR WEBSITE SERVICES GENERALLY; THE SCALABILITY, PERFORMANCE FAILURES AND RELIABILITY OF REAL-TIME DATA SERVICES; THE ENTRANCE OF NEW COMPETITORS INTO THE MARKET; TIMING AND SIGNIFICANCE OF ADDITIONAL NEW PRODUCT AND SERVICE INTRODUCTIONS BY THE COMPANY AND ITS COMPETITORS; GENERAL ECONOMIC AND MARKET FACTORS, INCLUDING CHANGES IN SECURITIES AND FINANCIAL MARKETS; THE ADEQUACY OF WORKING CAPITAL, CASH FLOWS AND AVAILABLE FINANCING; AND OTHER RISKS AND UNCERTAINTIES INDICATED THROUGHOUT THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S RELEASES AND FILINGS INCLUDING WITHOUT LIMITATION FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. As used in this report, the terms "we," "us," "our," the "Company" and "AFtrader.com" mean America First Associates Corp. and the term "common stock" means America First Associates Corp's common stock, $.001 par value per share (unless context indicates a different meaning).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

America First Associates Corp. (The "Company") provides online financial brokerage services to value conscious retail investors and investment banking services to financial institutions through a variety of communication mediums, including the Internet. We advertise our services under the name of "AFTrader" and we are identified as AFTrader.com on our website. While nearly all of our trades are made via the Internet, customers may gain assistance and make trades through our registered representatives dialing a toll free telephone number as well as through an interactive touch-tone trading platform.

We were founded as a Delaware corporation in 1995 as a traditional brokerage firm. When we began our brokerage operations, we relied solely on registered representatives (i.e. stockbrokers) to open client accounts and to take buy and sell orders from clients charging high commissions on low volume. As a result of the technology age, our brokers and our clients have access to real-time electronic information on stocks, market indices, analysts' research and news. As the Internet gained popularity, we decided to focus our efforts to an online trading platform. We installed computers and software in 1998 and began online trading in 1999. The results were reduced commissions and increased trading volume. The average monthly trading volume increased by 300% to over 7,500 trades per month in fiscal 2001 from less than 2,000 trades per month in fiscal 1999. We consistently analyze new communication technologies, including the Internet, to best serve our clients. We offer our clients, regardless of the communication medium, the simplest, most direct form of stock execution and real-time information to enhance their investment objectives. Our per-trade fee offered to our clients is significantly lower than prices offered by our major competitors.

(b) Business of Issuer

General Financial Brokerage Services The financial services industry has changed considerably over the last 25 years. Before 1975, all stock exchanges required brokers to charge fixed minimum commissions for trades of listed stock. Under pressure from Congress, the Department of Justice and the SEC, in 1975, these policies were changed, which allowed for negotiated commissions and the unbundling of investment services. The unbundling of brokerage services from other financial services has permitted investors to pick and choose among various financial providers for specific services. All of these developments brought about the advent and proliferation of the discount brokerage firm, which could separate financial advisory services from execution services, and could execute trades at a lower cost than a full-service broker.

As a result, discount brokerage firms willing to accept stock trades for lower commissions have begun to proliferate. Like full-service brokerage firms, discount brokerage firms are covered by the government sponsored Securities Investor Protection Corporation ("SPIC") that insures accounts up to $100,000 in cash and up to $400,000 in other assets. Unlike full service brokerage firms, however, many discount brokerage firms do not typically provide the full breadth of products and services offered by full-service firms, such as regular access to a broker willing to make recommendations or discuss possible investments, elaborate research reports or access to initial public offerings, as well as buying and selling of fixed income products, options, mutual funds and offering customer's asset management programs, IRA's accounts, checking accounts and debit cards.

America First provides a full line of financial brokerage services including stocks, options, bond and fund trades, private placements, IPO's, research, asset management programs and checking accounts to hedge funds, money managers, pension funds, financial institutions and individual investors. The individual investor accounts for the majority of the online trades in stocks and mutual funds while the hedge funds, money managers, pension funds, financial institutions account for all of the investment banking activity. To date the Company's three main sources of revenue are online trading, selling mutual funds and investment banking. Our online trading volume has grown by 300% from less than 2000 trades per month in 1999 to over 7,500 trades per month in 2001. Our mutual fund trades have grown from virtually non-existent in 1999 to approximately 2000 trades for the fiscal year ended 2001.

America First investment banking efforts are focused on the raising of private equity for both private and public companies (PIPES - Private Investment in Public Entities). Our investors are typically institutions i.e. small cap funds, hedge funds and private investment partners with some participation from high net worth accredited individuals. Deal size can range from as little as $ 1 million to as much as $25 million, with the typical deal being in the $3-$5 million range. The firm has acted as both principal and agent in private and public equity raises.

Our retail sales division consists of 7 registered representatives of which 3 are registered principals. Our retail customer accounts are carried on a "fully disclosed" basis by our Clearing Firm, pursuant to a clearing agreement. This agreement provides that our clients' securities positions and credit balances carry $100 million for security positions and $100,000 for cash balances that is supplemental to standard SIPC protection. All customer credit balances are subject to immediate withdrawal from the clearing firm, at the discretion of the client.

We also provide our clients with direct access to our trading desks, which are online directly with the various stock exchanges, and institutional buyers and sellers via various electronic crossing networks. Our brokers are committed to using their trading desks to obtain for our clients the fastest execution of their order at the best possible price at the time the order is given. In addition, as a result of the technology we use, our clients can access real-time electronic news, informational services and research reports.

Given the trend towards communicating, obtaining information, and effecting transactions through electronic means, we are committed to serving the changing needs of our clients. As a result, we have a team of well-trained registered brokers available to assist our clients by telephone or the Internet. Brokers are available from 8:30am to 5:00pm EST Monday through Friday.

Internet-Based Brokerage Services

The use of the Internet as a tool for obtaining information, communicating and effecting commerce is also rapidly changing the financial service industry in which we compete. The Internet provides self-directed investors the ability to manage their own finances. Online financial services provide investors with a wealth of information about investing, including stock picks, technical charts and analysis and financial corporate news. As a result, investors are more self-reliant and value conscious, are managing their own money and are increasingly reluctant to pay high fees to full-service retail brokers. This has led to an increase in market share in the online investing sector of the financial service industry. The entry into the market of electronic or online trading has experienced more investors managing their own investments since the Internet "e-brokerages" were introduced in 1994. Currently, there are over 10 million online investors in North America compared to less than 1 million in 1995.

Through our Internet site, http://www.AFTrader.com, our clients currently have on-line access to their account information and informational services and educational tools. Our clients are self-directed investors, the majority of which use the Internet to manage their personal finances. The products and services we offer reflect our goal of being the best provider of online discount services. Our services enable our clients to review the securities positions in their portfolio, confirm their buying power and margin balances (if applicable), obtain stock quotes, enter orders for execution, and review their recent trading activity. In addition to providing information for their particular account, we also provide our clients, via the Internet, pertinent market information regarding timely analysts' reports, relevant earnings reports sorted by those companies that exceeded earnings expectations and those that fell below expected earnings. We also provide our clients with information about the overnight markets and the futures markets, stocks that are trading before the market opens, and major company news through the Internet. In addition, some of our products include the purchase of common and preferred stock, mutual funds, option trades and treasury, corporate and municipal bonds. We intend to use the Internet in various ways to help expand our business. First, we intend to use the Internet to help our existing brokers serve our clients better. The Internet will help our brokers disseminate information to clients simultaneously, thereby allowing our brokers to efficiently serve more clients. Second, we intend to use the Internet to serve a growing number of investors who want to make 100% of their trading and investment decisions on their own. Prior to providing this service, based upon express representations and qualifications of prospective clients, we pre-qualify these prospective clients to help ensure they are capable of making their own trading and investing decisions.
We have a strong commitment to technology and are continually reviewing the software and technology that enables our brokers and clients to more efficiently use the Internet.

Our Business Strategy

We believe that we have been successful in creating a high level of service in the financial services industry by using current technology to provide clients fast and reliable executions on their transactions, real-time market information and research. Our strategy is designed to ensure that we capitalize on the growth of the online brokerage industry. We intend to do this by enabling our client the ability to access relevant market information, providing a broad range of financial products as well as establishing AFTrader as a dominant brand in online trading. We believe that opportunities exist in the financial services industry for a company that is able to provide investors with the overall cost-savings created by (1) $9.95 trade executions, (2) access to real-time market information, and (3) the convenience of trading over the Internet. Our basic philosophy is to provide our clients the most cost effective, fast and reliable trade execution along with real-time market information and investment research. We consistently analyze new technologies and communication mediums, including the Internet to enable our clients to make their own investment decisions for their financial future.

Our goal is to become a leader in the financial services industry and build market share by capitalizing on the changes occurring in the financial services industry and providing our clients with specialized services for competitive, fully disclosed commission rates. We intend to achieve our goal by:

Providing value to our clients at the lowest overall cost, including access to our trading desk, which enables them to realize fast and reliable price execution. Direct access to our trading desk enables our clients to realize fast and reliable price execution. We primarily utilize electronic execution systems that enable money managers, professional traders, large institutions and investors the ability to trade efficiently. We pass on the savings realized from the electronic execution systems directly to our clients.

Providing our clients with value-added services, including access to well-trained brokers and real-time market information. In addition to providing our clients with lower overall costs for effecting trades, we also provide our clients with the products and services provided by full-service firms, including access to experienced brokers and real-time electronic news information and research reports. Most discount and online brokerage firms do not have a staff of well-trained brokers readily available to assist clients if they need investment advice. Our brokers are also available by telephone in the event of electronic systems failures. We believe our team of brokers offers our clients more than just execution services. We provide our clients and brokers with electronic research and electronic news from an ever-growing database of news vendors to enable them to make better informed business decisions. As the Internet expands, research and market news become available 24 hours per day.

Creating technologically innovative solutions to satisfy client needs, including efficient trading directly over the Internet. In order to ensure that we remain competitive, we actively review additional and new technologies and products available to service the rapidly evolving financial services industry. We continually upgrade our system and train our customer service representatives to provide timely and reliable services to our customers, thereby providing them with the most advanced technology and service available. We believe that a demand exists for a brokerage firm that can provide experienced traditional retail brokers with the technology to directly execute their own clients' orders. We also believe that significant demand exists from experienced brokers who want more market information to better serve clients. We have found that even though clients have access to more information via the Internet, the majority of clients still desire the assistance of an experienced broker to help guide their investment decisions.

Use the Internet and other advertising outlets to efficiently market and distribute our services to build brand awareness and increase our customer base. We intend to establish AFTrader as a major brand in online discount trading. In order to achieve this goal we need to retain and attract online brokerage customers by promoting our services through many different media outlets, such as the Internet and various print ads.

Expanding our access to international customers. We intend to increase our customer base and increase our brand awareness by expanding our access to international customers.

Sales and Marketing

As evidence that a demand exists for our services, to date we have experienced significant growth in obtaining new customer accounts since the commencement of our conversion to electronic trading, all without a formal marketing program. However, following the completion of our private placements, in which we raised total proceeds of $1,900,000, we have commenced marketing efforts to increase our presence and name brand recognition to attract new clients. Most of our marketing efforts are being affected on-line and are being directed at Internet users. We intend to expand our market share through, among other things, advertising on our own and other Web sites and a public relations program. From time to time, we may choose to increase spending on advertising to target specific groups of investors or to decrease advertising expenditures in response to market conditions.

Initially, we intend to focus our marketing efforts towards online advertising through popular Websites such as, YahooFinance.com, Mornigstar.com and Hoovers.com. Currently we have seen our customer base grow from less than 1,000 accounts in 1998 to over 10,000 in 2001 directly in part of an increased advertising budget, word of mouth and brand recognition as a deep discount brokerage firm.

Competition

The market for discount brokerage services, and particularly electronic brokerage services, is new, rapidly evolving and intensely competitive and has few barriers to entry. We expect competition to continue and intensify in the future. We encounter direct competition from numerous other brokerage firms, many of which provide electronic brokerage services which we currently do not provide. These competitors include discount brokerage firms like Charles Schwab & Co., Inc., Ameritrade and E*Trade Group, Inc. We also encounter competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide electronic brokerage services.

We believe that the principal competitive factors affecting the market for our brokerage services are speed and accuracy of order execution, price and reliability of trading systems, quality of client service, amount and timeliness of information provided, ease of use, and innovation. Based on management's experience and the number of accounts opened to date, we believe that we presently compete effectively with respect to each of these factors.

A number of our competitors have significantly greater financial, technical, marketing and other resources. Some of our competitors also offer a wider range of services and financial products and have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies, and client requirements, and may be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors or alliances among competitors will emerge and may acquire significant market share.

There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Government Regulation

Broker-Dealer Regulation

The securities industry is subject to extensive regulation under federal and state law. The SEC is the federal agency responsible for administering the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). We are a broker-dealer registered with the SEC. Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD has established Conduct Rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets, and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities.

We are also subject to regulation under state law. We are currently registered as a broker-dealer in 50 states including the District of Columbia. An amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers which exceed those imposed under federal law. The recent amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers for engaging in misconduct.

Net Capital Requirements; Liquidity

As a registered broker-dealer and member of the NASD, we are subject to the Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called "haircuts"), which reflect the possibility of a decline in the market value of an asset prior to disposition.

Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level.

The Net Capital Rule also provides that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates ("capital withdrawal") if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

A change in the Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those of our operations that require the intensive use of capital, such as the financing of client account balances, and also could restrict our ability to pay dividends, repay debt and repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could harm our business.

We are a member of SIPC which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. Our clients are carried on the books and records of the Clearing Firm. The Clearing Firm has obtained $100 million of insurance for security positions and $100,000 for cash balances for the benefit of our clients' account that is supplemental to SIPC protection.

Additional Regulation

Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights, and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. Moreover, the recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. Finally, as our services are available over the Internet in multiple states and foreign countries, and as we have numerous clients residing in these states and foreign countries, these jurisdictions may claim that our Company is required to qualify to do business as a foreign corporation in each such state and foreign country. While our Company is currently registered as a broker-dealer in all 50 states including the District of Columbia, we are qualified to do business as a foreign corporation in only a few states; failure by our Company to qualify as a broker-dealer in other jurisdictions or as an out-of-state or "foreign" corporation in a jurisdiction where it is required to do so could subject our Company to taxes and penalties for the failure to qualify. Our business could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the applications of existing laws and regulations to the Internet and other online services.

Employees

We currently have 11 full-time employees, of which 7 are registered representatives and 2 of which are in management. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also have entered into independent contractor arrangements with other individuals on an as-needed basis to assist with programming and developing proprietary technologies.

(c) Reports to Security Holders

We will file the required reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. These reports include the Company's annual report on Form 10-KSB, quarterly financial reports on Form 10-QSB, and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 5th Street, N.W. Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains and Internet site which contains reports, proxies and information statements, and other information regarding us that are filed electronically with the SEC at its site (http://www.sec.gov). Our Internet address is http://www.aftrader.com:

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in a 2,000 square foot facility on the 6th floor at 160 E. 56th Street, New York, NY 10022. This facility is occupied on a lease basis, and the current annual rent is $50,400. We believe our existing facility is a suitable and adequate facility for our current business purposes. We also have the ability to open additional offices if needed to expand our operations.
ITEM 3 - LEGAL PROCEEDINGS

We or any of our property was not a party, nor do we anticipate it to be a party to any legal proceedings as of March 31, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS
There is no public trading market for the Company's common stock and it is not listed on any exchange. The Company plans to apply for listing on the OTC Bulletin Board and anticipates trading by second quarter ending 2002.
The shares of common stock outstanding in the Company are held of record by thirty-nine shareholders excluding the officer/director. Also, the same thirty-nine are warrant holders for the right to acquire common stock of the Company.
The Company does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend on, among other factors, earnings, capital requirement and the provisions of Delaware law. There are no restrictions other than set forth herein that are applicable to the ability of the Company to pay dividends on its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

America First Associates (The "Company") was established in February 1995 and has conducted its operations as a fully disclosed brokerage firm registered with the Securities and Exchange Commission, the National Association of Securities Dealers and 50 state securities divisions including the District of Columbia. The Company is a provider of cost-effective, full-service online financial service targeting the rapid growth momentum of individual investors who utilize the Internet for their personal investment objectives. The Company provides customers the ability to buy and sell securities, security options, mutual funds, bonds and other investment financial instruments as well as providing clients to 24 hour account access and real-time electronic information on stocks, market indices, analysts' research and news. The Company plans to continue to provide quality service to our current customers while increasing brand awareness and customer loyalty. Management's strategy is to expand the Company's business and operations by strategically using the Internet and other advertising outlets to efficiently market and distribute our services to potential customers and build brand awareness on a national level to increase our customer base.

Results of Operations

Fiscal Year Ended December 31, 2001 compared to Fiscal Year Ended December 31, 2000

Total revenue for the fiscal year ended December 31, 2001 were $902,808, a decrease of 38%, as compared to revenues of $1,460,488 for the fiscal year ended December 31, 2000. The decrease in total revenue is attributed to the significant decrease in syndicate and commission revenue. Revenues from syndicate income (i.e. private placements, pipes, syndicate participation of IPO's, investment banking activity) decreased by 55%, from $335,100 for the fiscal year ended December 31, 2000 to $150,689 for the fiscal year ended December 31, 2001. Revenues from commissions decreased by $271,089, or 32%, from $844,284 for the fiscal year ended December 31, 2000 to $573,195 for the fiscal year ended December 31, 2001 due primarily to the decrease in overall trading activity by online traders, which was a result of the down turn in the market during the fiscal year ended December 31, 2001. Revenues from principal transactions decreased by $18,832, or 26%, from $72,298 for the fiscal year ended December 31, 2000 to $53,466 for the fiscal year ended December 31, 2001. Interest and other income decreased from $208,806 for the fiscal year ended December 31, 2000 to $125,458 for the fiscal year ended December 31, 2001 due to a decrease in customer margin and asset balances as well as lower interest paid on U.S.Obligations purchased by the firm. Going forward we expect an increase in revenues due to a rapidly growing customer base and an increase in trading volume and investment banking activity with demand for syndicate.

Total expenses decreased by $477,596, or 34%, from $1,407,378 for the fiscal year ended December 31, 2000 to $929,782 for the fiscal year ended December 31, 2001. As a result of the decrease in syndicate income (directly related to commissions paid on private placements, IPO's as well as other investment banking activity), employee compensation and benefits decreased by $237,177, or 40%, from $594,686 for the fiscal year ended December 31, 2000 to $357,509 for the fiscal year ended December 31, 2001. However, as we continue to grow we will need additional employees to service our growing customer base; therefore we anticipate a proportionate increase in employee compensation and benefit expenses. Clearing charges represent payments to our clearing firm who facilitate our clients' transactions. As a result of the decrease in the volume of business conducted by our online clients, such expenses decreased by $86,000, or 20%, from $438,194 for the fiscal year ended December 31, 2000 to $352,194 for the fiscal year ended December 31, 2001.

As a result of having limited private placements and other investment banking activity in the fiscal year ended December 31, 2001, a small amount of legal or professional expenses were incurred. Therefore consulting and professional fees decreased from $63,901 for the fiscal year ended December 31, 2000 to$17,553 for the fiscal year ended December 31, 2001.

Communications and data processing expense increased by $787, or 3%, from $26,495 for the fiscal year ended December 31, 2000 to $27,282 for fiscal year ended December 31, 2001.During the first quarter 2000, we completed the installation of additional telephone lines that were needed to increase our phone capabilities to service customers. Currently we believe that the amount of lines installed is sufficient for the near future, however as we continue to grow we anticipate the number of lines needed to increase proportionately.

Business development costs consist of advertising costs which have mostly been for online and print advertising to obtain new clients. These expenses decreased by $64,817, or 94%, from $68,967 for the fiscal year ended December 31, 2000 to $4,150 for the fiscal year ended December 31, 2001 as the Company decreased its planned advertising and promotional efforts, mainly attributed to the adverse stock market conditions.

Occupancy costs decreased by $9,224, or 16%, from $59,324 for the fiscal year ended December 31, 2000 to $50,100 for the fiscal year ended December 31, 2001, due to the three year lease The Company negotiated for new office space at a lowered monthly rate.

Regulatory and Registration fees decreased by $11,208, or 37%, from $29,952 for the fiscal year ended December 31, 2000 to $18,744 for the first fiscal year ended December 31, 2001. We anticipate an increase in regulatory and registration fees due to the expected need of hiring additional series 7 registered representatives to service our increased customer base.

Depreciation and Amortization costs for the fiscal year ended December 31, 2000 and 2001 were $7,900 and $3,550. The need for additional computers is dependent on the firm's growth. Therefore, as we continue to expand and purchase additional hardware The Company anticipates that these costs will increase.

Travel and Entertainment decreased by $7,294, or 22%, from $33,358 for the fiscal year ended December 31, 2000 to $26,064 for the fiscal year ended December 31, 2001. Other expenses which include office supplies and expenses decreased by $11,965, or 14%, from $84,601 for the fiscal year ended December 31, 2000 to $72,636 for the fiscal year ended December 31, 2001.

As a result of the foregoing, our net income decreased from $53,110 for the fiscal year ended December 31, 2000 to $(29,350) for the fiscal year ended December 31, 2001.

Liquidity and Capital Resources

Since inception, the Company has financed its operation primarily through the sole shareholder of the firm. In April 1999, the Company sold 1,899,600 shares of common stock in a private placement offering. The common stock was issued at $1 per share. The private placement offering generated total proceeds of $1,900,000. Management believes that the cash proceeds from this offering, together with the existing cash balances will be sufficient to meet its anticipated working capital and capital expenditure requirements for the next eighteen months. However, the Company may need to raise additional funds in order to support expansion, develop new or enhanced services, respond to competitive pressures or respond to unanticipated requirements. There can be no assurance, however, that additional capital will be available to us on reasonable terms, if at all.

Cash provided by operating activities during fiscal 2000 were $14,974 as compared to cash used by operating activities during fiscal 2001 of $(6,553). The Company had a net loss of $29,350, an increase in receivables from clearing organization of $1217,342, an decrease in securities owned of $1,324,363, an increase in securities sold, not yet purchased of $16,125 and a decrease in accounts payable and accrued expenses of $103,644.

Cash used in investing activities and cash provided by financing activities were non existent in fiscal 2001.

The Company is subject to the net capital rules of the SEC. At December 31, 2001, the Company had regulatory net capital of $1,561,398, which exceeded the minimum requirements by $1,461,398.
Management anticipates that the Company's total expenditures will be approximately $900,000 during the next twelve months. Based upon our current plans and assumptions relating to our business plan, we anticipate 15% of this expense to go toward marketing our financial services, which will increase the number of users capable of accessing our system. Other expenditures will include but will not be limited to, employee compensation, including benefits and insurance; occupancy and equipment rental; communications and data processing; and expansion of our network and infrastructure.

FORWARD-LOOKING INFORMATION

Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results and anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward looking statements, including those discussed in this report and in the Company's other filings with the SEC.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statement schedules.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 13, 2002, the Company terminated its relationship with the accounting firm of Lerner & Sipkin as independent auditor of the Company's financial statements. The termination of the relationship Lerner & Sipkin was not the result of any disagreements between the Company and Lerner & Sipkin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On February 13, 2002, the Company retained the accounting firm of Linder & Linder as its new independent auditor to audit the Company's financial statements for the fiscal year ended December 31, 2001. The decision to change accounting firms to audit the Company's financial statements was approved by the Company's Directors on February 13, 2002.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer:

Name	Age	Position with the Company
Joseph Ricupero	42	Chief Executive Officer, Secretary and Director
Joseph A. Genzardi	41	President

Joseph Ricupero - Chief Executive Officer, Secretary, Director and Financial Operations Officer

Mr. Ricupero is the founder of America First Associates Corp. and is its Chief Executive Officer, Secretary and a Director. Until March 1999, Mr. Ricupero was also the President of America First Associates Corp. Mr. Ricupero has over 16 years of investment banking, brokerage, and trading experience. He has held positions with some of the securities industry leading firms, including Shearson Lehman. Mr. Ricupero has had hands on experience in numerous facets of the securities industry. As an investment banker, Mr. Ricupero was actively involved in analyzing, structuring, and placing a number of corporate finance deals including IPO's, private placements, and mergers and acquisitions mainly in the technology and information services field.

Mr. Ricupero serves in a compliance supervisory capacity to ensure and enforce all regulatory agency rules as well as overseeing all trading activity at America First Associates Corp. Mr. Ricupero is educated on all the current regulations regarding trading procedure integration of the SEC order handling rules.

Mr. Ricupero graduated from the State University of New York at Buffalo with a Bachelor of Science Degree in Finance and a Masters Degree in Business Administration in Accounting and Finance. He also holds General Principal and Financial Operations Principal licenses with the NASD.

Joseph A. Genzardi - President

Mr. Genzardi has been the President of America First Associates Corp. since March 1999. In 1997, Mr. Genzardi joined America First as VP of investment banking operations including institutional and retail sales. Mr. Genzardi has over ten years experience in the securities industries as an individual and an institutional registered representative. From 1995 to 1997 Mr. Genzardi was Director of the Private Client Group and institutional sales at Brookehill Equities, Inc., a NASD member firm. While at Brookehill he managed accounts for both European and domestic institutions as well as high net worth investors. He also analyzed, structured, and raised capital for both private and public offerings, primarily in the technology and pharmaceutical fields.

Between 1989 and 1995 he held positions of Managing Director of Landenburg, Thalmann & Co. Inc., a 110 year old investment bank, and Senior Vice President of Investments at Shearson Lehman Brothers.

Mr. Genzardi began his career as a Senior Engineer for Abbott Transistor Labs, a California based military electronics company. Mr. Genzardi graduated from The University of Rhode Island with a Bachelor of Science Degree in Mechanical Engineering and is also a registered General Principal with the NASD.

Directors hold their offices until the next annual meeting of our shareholders and until their successors have been duly elected and qualified or their earlier resignation, removal from office or death. There are currently no committees of the Board of Directors.

Officers serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of our shareholders and until their successors have been chosen and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required when applicable, the Company believes that during the fiscal year ended December 31, 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The chief executive officer received annual compensation of $100,000 during the fiscal year ended December 31, 2000 and 2001.The President received annual commission compensation related directly to investment banking activities of $140,000 and $290,000 for years ended 2001 and 2000. The Company leases a car for the chief executive officer and pays health insurance. Commissions are paid to both officers on investment banking activities. No other compensation is given to executive officers.

Employment Agreements

We do not have any employment agreements with any of our employees.

In April 1999, we adopted the Company's 1999 Stock Option Plan ("The Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 5,000,000 shares of Common Stock may be granted from time to time to our key employees, officers, directors, advisors and independent consultants. No options have been granted to any party, and no options have been exercised.

The Board of Directors is charged with administration of the Plan. The Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of our Common Stock.

Options will be exercisable for a term determined by the Board which will not be less than one year. Options may be exercised only while the original grantee has a relationship with us or a subsidiary of ours which confers eligibility to be granted options or up to ninety (90) days after termination at the sole discretion of the Board. In the event of certain basic changes to the Company, including a change in control of the Company (as defined in the Plan) in the discretion of the Board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Only the holder, his or her guardian or legal representative, may exercise options during the holders' lifetime.

Options granted pursuant to the Plan may be designated as ISOs, and are intended to have the tax benefits provided under Section 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the benefits provide that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all of our plans) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information at July 31, 2001, with respect to the beneficial ownership of the common stock of the Company by (a) each person known by us to be the owner of 5% or more of our outstanding common stock; (b) by each officer and director; and (c) by all officers and directors as a group. The named beneficial owner has full voting and investing power with respect to the common stock listed.

Title of Class Amount	Name	Shares of Common Stock Owned(2)	Percent of Class (2)
Common Stock Par Value $.001	Joseph Ricupero	7,118,400	79%
	All officers and directors as a group (2 persons)	7,118,400	79%

With Warrants Exercised
	Joseph Ricupero	7,118,400	60.7%
	Fairchild Formations	999,800	8.5%
	Executive Fund	750,000	6.4%
	Windermere Asset Mgmt	750,000	6.4%
	Total	9,618,200	82.0%

 (2) Mr. Ricupero is the only officer/director currently owning common stock of the Company. Mr. Ricupero has advised the Company that he will contribute 3,000,000 of this common stock to the Company to be held as treasury shares upon the effectiveness of this Registration Statement. The above table reflects such contributions.

Mr. Ricupero's business address is c/o the Company, 160 E. 56th Street, 6th Floor, New York, NY 10022.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Initially when the Company was formed in 1995 there were 1,000 shares outstanding which Mr. Ricupero was the sole shareholder and 20,000 shares authorized. In March 1999 sixteen thousand shares were issued to Mr. Ricupero of which 136 were returned. In April 1999 two private placements of 3,000 shares and 166 shares were sold to thirty-nine accredited investors. A six hundred for one stock split left 12,018,000 shares outstanding of which 1,899,600 are the new shareholders.

Mr. Ricupero has agreed with the Company to deliver 3,000,000 shares of his common stock to the Company's treasury without compensation upon the effectiveness of this Registration Statement. This reduces the amount of shares outstanding to 9,018,000.

ITEM 13. FINANCIAL STATEMENTS

America First Associates Corp.

Financial Statements

Years ended December 31, 2001 and 2000

All other schedules are not required to be filed by registrant.

LINDER & LINDER   Certified Public Accountants

8 Chatham Place, Dix Hills, NY 11746 (631) 462-1213 Fax (631) 462-8319

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

America First Associates Corp.

We have audited the accompanying statement of financial condition of America First Associates Corp. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Associates Corp. at December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to the financial statements is presented to comply with the rules and regulations under the Securities and Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. The supplemental schedule for the year ending December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects the financial date required to be set forth therein in relation to the basic financial statements taken as a whole.

Linder & Linder
Certified Public Accounts

Dix Hills, New York
February 22, 2002

Lerner & Sipkin, CPAs, LLP
Certified Public Accountants
132 Nassau St., 10th Floor
New York, NY 10038
Telephone (212) 571-0064	Facsimile (212} 571-0074

INDEPENDENT AUDITORS' REPORT

To the Officers and Directors of
America First Associates Corp.
160 East 56th Street
New York, NY 10022

Gentlemen:

We have audited the accompanying statement of financial condition of America First Associates Corp. as of December 31, 2000, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We concluded our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatetnent. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Associates Corp. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in the accompanying schedule is presented for purposes of additional analysis and is not a required part of me basic financial statements, but is supplementary information required by Rule 17a-5 of the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in me audit of the basic financial statements and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as whole.

Lerner & Sipkin, CPAs, LLP
Certified Public Accountants (NY)

New York, NY
February 23, 2001

America First Associates Corp.
Statements of Financial Condition

For Year Ended December 31, 2001 and 2000

Assets	December 31, 2001 Audited	December 31, 2000 Audited
Cash and cash equivalents	$ 1,021,657	$ 9,426
Securities owned	671,556	1,896,378
Office furniture and equipment, net of accumulated depreciation of $21,091; $17,541; in 2001and 2000, respectively	6,482	10,032
Prepaid expenses	15,429	15,175
Other assets	31,175	31,174
Total Assets	$ 1,746,299	$ 1,962,185

Liabilities and shareholder's equity
Liabilities:
Accounts payable and accrued expenses	$ 21,440	$ 125,084
Due to clearing broker.	-	99,017
Securities sold, not yet purchased	19,962	3,837
Income tax payable	-	-
Long term liabilities	-	-
Total Liabilities	41,402	227,938

Commitments
Shareholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 9,018,000 and 12,018,000 shares issued and outstanding	9,018	12,018
Additional paid-in capital	2,121,230	2,118,230
Retained earnings	(425,351)	(396,001)
Total shareholders' equity	1,704,897	1,734,247
Total liabilities and shareholders' equity	$ 1,746,299	$ 1,962,185

The notes are an integral part of the Financial Statements

America First Associates Corp.
Statements of Operations
For the Years Ended December 31, 2000 and 2001

	Year ended December 31 2001	2000
Revenues:	Audited	Audited
Commissions.	$ 573,195	$ 844,284
Syndicate income	150,689	335,100
Principal transactions	53,466	72,298
Interest and other income	125,458	208,806
Total Revenues	$ 902,808	$ 1,460,488

Expenses:
Employee compensation and benefits	$ 357,509	$ 594,686
Clearing charges	352,194	438,194
Consulting and professional fees	17,553	63,901
Communications and data processing	27,282	26,495
Business development	4,150	68,967
Occupancy costs	50,100	59,324
Regulatory and registration fees	18,744	29,952
Depreciation and amortization	3,550	7,900
Travel and entertainment	26,064	33,358
Other expenses	72,636	84,601
Total expenses	$ 929,782	$ 1,407,378

Income (loss) before income taxes	(26,974)	53,110
Provision for income taxes	2,376	-

Net income (loss)	$ (29,350)	$ 53,110
Earnings per share Basic and Dilutive	$ (0.0033)	$0.0044
Weighted Average Commom Stock Outstanding	9,018,0000	12,018,000

 The notes are an integral part of the Financial Statements

America First Associates Corp.

Statements of Changes in Shareholders' Equity

For Years Ended December 31, 2001 and 2000

	Common Stock	Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance, January 1, 2000	$ 12,018	$ 2,118,230	$ (449,111)	$ 1,681,137
Net income (loss)	-	-	53,110	53,110

Balance, December 31, 2000	12,018	2,118,230	(396,001)	1,734,247
Common Stock Contributed	(3,000)	3,000	-	-
Net income (loss)			(29,350)	(29,350)
Balance, December 31,2001	$ 9,018	$ 2,121,230	$ (425,351)	$ 1,704,897

The notes are an integral part of the Financial Statements

America First Associates Corp.
Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

	2001	2000
	Audited	Audited
Cash Flows from Operating Activities
Net income (loss)	$ (29,350)	$ 53,110
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,550	7,900
Changes in assets and liabilities:
(Increase) Decrease in operating assets:
Due to/from from clearing organization - net	99,019	1,629,807
Securities owned	(1,224,822)	(1,772,409)
Prepaid expenses	(255)	1,327
Other assets	-	(16,256)
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	16,125	3,837
Income taxes payable	-	(800)
Accounts payable and accrued expenses	(103,644)	108,458
Net cash provided by operating activities	1,012,231	14,974

Net increase in cash	1,012,231	14,974

Cash (overdraft) at Beginning	9,426	(5,548)
Cash and cash equivalents Ending	$ 1,021,657	$ 9,426

Supplemental cash flow disclosure:
Income tax payments	$ 2,376	$ 2,315
Interest payments	-	$ 599

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

Note 1 - Summary of Significant Accounting Policies

America First Associates Corp., (the "Company"), which became a broker-dealer in 1995, is a member of the National Association of Securities Dealers, Inc. and is subject to regulation by the United States Securities and Exchange Commission and the National Association of Securities Dealers, Inc.

The Company principally engages in executing general securities transactions on behalf of its clients. The Company operates principally under a clearance agreement with another broker, whereby such broker assumes and maintains the Company's customer accounts. The Company is responsible for payment of certain customer accounts (unsecured debits) as defined in the agreement. The Company also provides on-line brokerage services for its customers.

The Company transacts its business with customers located throughout the United States.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives.
	2001	2000
Office Equipment	$27,573	$27,573
Accumulated Depreciation	($21,091)	($17,541)

Revenue Recognition

Securities transactions and the related revenue and expenses are recorded on a settlement date basis. The recording of securities transactions on a trade date basis was considered, and the difference was deemed immaterial.

Securities Owned

Securities owned are carried at quoted market values, and the resulting difference between cost and market is included in income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense in the tax payable or refundable for the period plus or minus the change during he period in deferred tax assets and liabilities.

Earnings Per Share

Basic net income/loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted net income/loss is computed by dividing the net income by the weighted average number of common shares outstanding plus potential dilutive securities.

Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less.

Note 2 - Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and sold not yet purchased consist of trading and investment securities at market value, as follows:

	Securities Owned		Securities Sold not yet Purchased
	2001	2000	2001	2000
Deposit with Clearing Firm	$ 99,541	$ -	$ -	$ -
U.S. Obligations		1,250,031	-	-
Corporate stocks	572,015	646,347	19,962	3 ,837
	$ 671,556	$ 1,896,378	$ 19,962	$ 3,837

Note 3 - Deposit with Clearing Broker

The Company operates principally under a clearance agreement with its clearing broker, whereby such broker assumes and maintains the Company's customer accounts.

Note 4 - Due To/From Clearing Firm

Due To/From Clearing Firm arises as a result of the Company's normal security transactions.

Note 5 - Income Taxes

At December 31, 2001, the Company has net operating loss carryforwards of approximately $471,000 which expire in 2021. These net operating loss carryforwards may be used to offset future taxable income.

At December 31, 2001, the Company has recorded a deferred tax asset of $160,000 resulting primarily from net operating loss carryforwards. The valuation allowance of $160,000 has been recorded against the deferred tax asset since it is more likely than not that it will not be realized.

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

	2001	2000
Computed at the federal statutory rate of 34%	$ (10,000)	$ 18,100
State and local tax (benefit)	(3,000)	10,300
Benefit of Carryover	-	(35,200)
Valuation allowance adjustment	13,000	-
Other adjustments	2,376	6,800

	$ 2,376	$ 0

Note 6 - Commitments and Contingencies

Leases

The Company leases office space pursuant to an operating lease expiring March 31, 2003. For the years ended December 31, 2001 and 2000, rent expense amounted to $50,100 and $59,326 respectively.

The future minimum rental commitment through termination is as follows:

For the year ending December 31,	Amount
2002	$51,300
2003 (3 months)	12,900

Pension Plan

The Company has a defined contribution plan under section 401(K) of the Internal Revenue Code. The plan covers substantially all its employees, and provides for participants to defer salary, up to statutory limitations. The Company is not required to make a matching contribution.

Concentration of Credit Risk

The Company maintains cash balances at a financial institution. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Note 7 - Common Stock

The Company's officer/stockholder has contributed 3,000,000 shares of the Company's common stock to the Company without compensation upon the filed registration statement becoming effective which has been reflected in the financial statements.

Note 8 - Warrants

In April 1999, as part of the sale of the Company common stock, such shareholders received 2,700,000 warrants to purchase the Company's stock at prices from $1-$5 per share. The warrants expire on September 10, 2002.

Note 9 - Off-Balance-Sheet Risk and Concentration of Credit Risk

The Company, as an introducing broker, clears all transactions with and for customers on a fully disclosed basis with a clearing broker and promptly transmits all customer funds and securities to the clearing broker who carries all of the accounts of such customers. These activities may expose the Company to off-balance-sheet risk in the event that the customer and/or clearing broker is unable to fulfill its obligations.

The Company does not maintain margin accounts for its customers; and, therefore there were no excess margin securities.

The Company seeks to control off-balance-sheet risk by monitoring the market value of securities held in compliance with regulatory and internal guidelines.

The Company, as a part of its trading activities, assumes short positions in its inventory. The establishment of short positions exposes the Company to off-balance-sheet risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices.

Note 10 - Earning Per Share

	2001	2000
Net Earnings available to common shareholders	$ (29,350)	$53,110
Weighted Ave. shares outstanding	9,018,000*	12,018,000
Basic Earnings Per Share	$(0.0033)	$0.0044

*Gives retroactive effect to January 1, 2001 the Company's officer/shareholder contributing 3,000,000 shares to the Company.

AMERICA FIRST ASSOCIATES CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2001

Year Ended December 31,	Account	Balance, January 31,	Additions	Reductions	Balance, December 31,
2001	Allowance for deferred taxes	$ 147,000	$ 13,000	$ -	$ 160,000
2000	Allowance for deferred taxes	$ 161,000	$ -	$ 14,000	$ 147,000

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed by the undersigned, thereunto duly authorized.

AMERICA FIRST ASSOCIATES CORP.

Date: MARCH 31, 2001	By: /s/ Joseph Ricupero
Joseph Ricupero, Chief Executive Officer, Financial Operations Officer