Form 10-Q
period 2002-03-31
AMERICA FIRST ASSOCIATES CORP
filed 2002-05-15
CIK 1084203

America First Associates Corp.

Financial Statements
Three Months ended March 31, 2002
Index to Financial Statements

America First Associates Corp.
Statements of Financial Condition
For The Three Months Ended March 31, 2002

March 31, 2002
Assets
Cash and cash equivalents	$ 1,007,488
Securities owned	555,919
Office furniture and equipment, net of accumulated depreciation of $21,632; for three months ended 2002	5,941
Other assets	31,175
Total Assets	$ 1,600,523

Liabilities and shareholder's equity
Liabilities:
Total Liabilities	$ -

Shareholders' equity:
Common stock, $.001 par value 20,000,000 shares authorized 9,018,000 Issued and outstanding as of March 31, 2002	9,018
Additional paid-in capital	2,121,230
Retained earnings	(425,351)
Net Income	(104,374)
Total shareholders' equity	1,600,523
Total liabilities and shareholders' equity	$ 1,600,523

America First Associates Corp.
Statements of Operations
For the Three Months Ended March 31, 2002
And
For the Three Months Ended March 31, 2001

Revenues:	2002	2001
Commissions	$ 82,358	$ 163,531
Syndicate income	60,000
Principal transactions	(114,086)	(14,368)
Interest and other income	4,295	75,524
Total Revenues	$ 32,567	$ 224,687

Expenses:
Employee compensation and benefits	44,285	45,578
Clearing charges	48,802	80,780
Communications and data processing	3,374	2,515
Business development	-	3,900
Occupancy costs	12,600	12,300
Regulatory and registration fees	17,351	16,555
Depreciation and amortization	540	540
Travel and entertainment	2,222	5,026
Other expenses	7,767	12,191
Total expenses	136,941	179,385
Income (loss) before income taxes	(104, 374)	45,302
Provision for income taxes.	-	9
Net income (loss)	$ (104,374)	$ 45,293
Earnings Per Share
Basic and Dilutive	(0.0115)	0.005
Weighted Average Common Shares Outstanding.	9,018,000	9,018,000

America First Associates Corp.

Statements of Changes in Shareholders' Equity

For Three Months Ended March 31, 2002

	Common Stock	Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance, December 31, 2001	9,018	2,121,230	(425,351)	1,704,897
Net income (loss)			(104,374)	(104,374)
Balance, March 31,2002	$ 9,018	$ 2,121,230	$ (529,725)	$ 1,600,523

America First Associates Corp.
Statement of Cash Flows
For the Three Month Period Ended March 31, 2002

March 31, 2002
OPERATING ACTIVITIES
Net Income	-104,374
Adjustments to reconcile Net Income
to net cash provided by operations:
Due from Clearing Broker	5,177
Cash Equivalent:Error Acct	17,670
Cash Equivalent:Fees Acct	-26
Cash Equivalent:Trading Acct	49,572
Marketable Securities, at mkt:Deposit Acct	-430
Marketable Securities, at mkt:Error Acct-Long	-19,962
Marketable Securities, at mkt:Trading Acct-Long	116,067
Prepaid Expense	15,429
Accounts Payable	-21,440
Net cash provided by Operating Activities	57,683

FINANCING ACTIVITIES
Retained Earnings	-29
Net cash provided by Financing Activities	-29
Net cash increase for period	57,654
Cash at beginning of period	2,903
Cash at end of period	60,557

America First Associates Corp.

Notes to Financial Statements

Three Months Ended March 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENTS

   The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements" and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the America First Associates Corp. (the "Company") Form 10K-SB Report. Financial information as of December 31, 2001 has been derived from the audited financial statements of the Company for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and cash flows for the three months ended March 31, 2002 have been included in the accompanying financial statements. The results of operations and cash flows for the interim periods, is not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of the year.

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

Note 2. Securities Owned

Securities owned consist of marketable trading and investment securities at quoted market values. These securities consist of the following as of March 31, 2002.

As of March 31, 2002
Common stock	$ 455,948
U.S. Obligations	99,971
$ 555,919

Note 3. Property and Equipment:

   Office furniture and equipment are carried at cost and is depreciated over a useful life of five years using the straight-line method. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the terms of the lease.

For Three Months Ended March 31,2002
Office Equipment	$ 27,573
Accumulated Depreciation	$(21,632)

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

Note 5. Net Capital Requirement

   The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2002 the Company had net capital of $1,495,015 which was $1,395,015 in excess of its required net capital of $100,000. The Company's net capital ratio was 7.18% at March 31, 2002.

Note 6. Description of Securities

   Mr. Ricupero has agreed to deliver 3,000,000 shares of his common stock to the Company in 2001. This reduces the amount of shares outstanding to 9,018,000.

   Our authorized capital stock consists of 20,000,000 shares of common stock, par value $0.001 per share, 9,018,000 of which are outstanding and 3,000,000 held in treasury stock, as adjusted.

7. Earning Per Share

	For Three Months Ended March 31 2002	2001
Net Earnings available to common shareholders	$ (104, 374)	$ 45,302
Weighted Ave. shares outstanding	9,018,000	9,018,000
Basic Earnings Per Share	$ (0.0115)	$ 0.005

EARNINGS PER SHARE:

   The company sold warrants in April 1999, which enabled the holders of the warrants to purchase 2,700,000 shares of stock at prices from $1 to $5 per share. Currently, there is no market price for the shares of stock on hand, therefore, the calculation for diluted earnings per share did not include the conversion of the warrants into stock as it would be antidilutive. In addition, the Chief Executive Officer contributed 3,000,000 shares into treasury stock in 2001. This contribution was reflected in calculating the earnings per share for the three month period of 2001.

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

Results of Operations

Three Months Ended March 31, 2002 compared to Three months Ended March 31, 2001

Total revenues the three months ended March 31, 2001 were $224,687, compared to $32,566 in the three months ended March 31, 2002. The decrease in revenue was the result of a decrease in losses in principle transactions caused by a significant down turn in the overall market, which resulted in a decrease in overall business activity.

   Commissions were $163,531 for the three months ended March 31, 2001 a decrease of 50% compared to $82,357 for the three months ended March 31, 2002. The decrease in commission revenues was primarily attributable to a decrease in the stock market, which reduced the number of online transactions processed. Our focus will be to cost effectively increase our client base through internet marketing, which will increase our transaction volume. As a result of a rapid increase in customer applications, The Company expects transaction volume and commission revenues to increase substantially.

   Syndicate income was non-existent for the three months ended March 31, 2001 and $60,000 for the three months ended March 31, 2002. For the remainder of 2002, the company expects additional private placements which will increase syndicate income. It is expected that the Company will participate in and generate more syndicate deals, which will further increase future syndicate revenue. Principal transactions, which include securities brokerage transactions, were ($14,368) for the three months ended March 31, 2001, and decreased to ($114,086) for the three months ended March 31, 2002. The loss is due to a decrease in securities owned at market value. Interest and other income revenue decreased to $4,295 for the three months ended March 31, 2002 from $75,524 for the three months ended March 31, 2001. This decrease was primarily due to the company investing excess funds in U.S.Obligatons at lowered interest rates and a gain in other income of $51,173 in 2001.

   The Company's total expenses decreased from $179,385 for the three months ended March 31, 2001 to $136,941 for the three months ended March 31, 2002. This 34% decrease is attributed to lower clearing charges, which is a result of lower trading volume in the overall market. Employee compensation and benefits expense decreased from $45,578 for the three months ended March 31, 2001 to $44,285 for the three months ended March 31, 2002. The Company expects that employee compensation will increase as the need to hire addition employees becomes necessary to accommodate the growth in online trading volume and commissions paid to investment banking activities. Clearing charges decreased to $48,802 for the three months ended March 31, 2002 from $80,780 for the three months ended March 31, 2001. It is expected that clearing charges will increase as online trading activity increases.

   Communication and data processing expense was $3,374 for the three months ended March 31, 2002, compared to $2,515 for the three months ended March 31, 2001. The increase between 2002 and 2001 in communication and data processing is primarily a result of additional usage.

   Business development, which includes printing and advertising decreased to non- existent for the three months ended March 31, 2002, from $3,900 for the three months ended March 31, 2001. The printing expenditures in 2001 were related to our company brochure. However, due to the fluctuating and unpredictable market, the Company decreased its advertising budget, limiting it to advertising on a per account basis. In order to remain competitive and to increase the number of customer accounts, we need to actively promote our service in order to build brand awareness. Therefore, for future growth and expansion, The Company expects an increase in advertising expense. Our business development costs for 2001 will be associated with promoting our website and financial services to continue to expand our customer base through significant advertising efforts.

   Occupancy costs relate to our leasing of office space in New York City. Occupancy expense for the three months ended March 31, 2002 was $12,600 and $12,300 for the three months ended March 31, 2001. This increase is the result of a $100 increase in our annual rent. The Company currently leases 2,000 square feet at $4,200 per month under a three-year lease expiring March 31, 2003. Management believes the office will provide ample amount of space for our current needs.

   Regulatory and registration fees are costs associated with a Broker/Dealer to be registered with the NASD and in all appropriate states. In the three months ended March 31, 2002 regulatory and registration fees amounted to $17,351, compared to $16,555 for the three months ended March 31, 2001. NASD fees are usually applied in the first quarter for the entire year.

   Depreciation and amortization primarily consists of depreciation of property and equipment. Depreciation and amortization costs were $540 for the three months ended March 31, 2002 and 2001. As we continue to expand we anticipate the purchase of additional property and equipment, which will result in an increase in depreciation and amortization expense.

   Travel and entertainment expenses decreased to $2,222 for the three months ended March 31, 2002 from $5,026 for the three months ended March 31, 2001. Other expenses, which includes office supplies and expenses decreased to $7,767 for the three months ended March 31, 2002 from $12,191 for the three months ended March 31, 2001.

Liquidity and Capital Resources

   Net Cash provided by operating activities during the three months ended March 31, 2002 were $57,683. The Company had a net loss of $104,374, an increase in deposits from clearing organization of $72,392, an increase in securities owned of $95,675, an increase in prepaid expense of $15,429 and a decrease in accounts payable of $21,440.

   Cash at beginning of period were $2,903 and cash at end of period were $60,557. The net cash increase for the three months ended March 31, 2002 were $57,683.

   The Company is subject to the net capital rules of the SEC. At March 31, 2002, the Company had regulatory net capital of $1,495,015, which exceeded the minimum requirements by $1,395,015.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed by the undersigned, thereunto duly authorized.

AMERICA FIRST ASSOCIATES CORP.
Date: May 15, 2002	By: /s/ Joseph Ricupero
Joseph Ricupero, Chief Executive Officer, Financial Operations Officer