Form 10QSB
period 2002-06-30
AMERICA FIRST ASSOCIATES CORP
filed 2002-08-16
CIK 1084203

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-QSB

_____________________________________

(Mark One) [X] Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
OR
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from __________ to _________.

America First Associates Corp.	Delaware	11-3246880
(Exact name of small business issuer as specified in its charter)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes    X      No ____

On September 30, 2001 the registrant had 9,018,000 outstanding shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ______ No        X

America First Associates Corp.

Financial Statements
Six Months ended June 30, 2002
Index to Financial Statements

America First Associates Corp.
Statement of Financial Condition
For The Six Months Ended June 30, 2002

June 30, 2002
Assets
Cash and cash equivalents	$ 887,960
Securities owned	344,928
Office furniture and equipment, net of accumulated depreciation of $22,171; for six months ended 2002	5,402
Other assets	31,175
Total Assets	$ 1,269,465

Liabilities and shareholder's equity
Liabilities:	-
Total Liabilities	$ -
Shareholders' equity:
Common stock, $.001 par value 20,000,000 shares authorized 9,018,000 Issued and outstanding as of June 30, 2002	9,018
Additional paid-in capital	2,121,230
Retained earnings	(425,284)
Net Income	(435,499)
Total shareholders' equity	1,269,465
Total liabilities and shareholders' equity	$ 1,269,465

America First Associates Corp.
Statement of Operations
For the Three Months Ended June 30, 2002 and 2001
And
For the Six Months Ended June 30, 2002 and 2001

	Three Months June 30		Six Months June 30
	2002	2001	2002	2001
Revenues:
Commissions	$ 92,056	119,592	$ 174,414	283,123
Syndicate income	-	-	60,000	-
Principal transactions	(211,392)	119,002	(325,478)	104,634
Interest and other income	2,694	37,883	6,989	113,408
Total Revenues	$ (116,641)	276,477	$ (84,075)	501,164
Expenses:
Employee compensation and benefits	102,803	118,075	147,087	163,654
Clearing charges	70,756	86,929	119,558	167,719
Communications and data processing	3,837	6,225	7,211	8,740
Business development	200	-	200	3,900
Occupancy costs	12,900	12,200	25,500	24,500
Regulatory and registration fees	1,035	1,345	18,386	17,900
Depreciation and amortization	540	2000	1080	2000
Travel and entertainment	7,812	5,875	8,111	10,901
Other expenses	14,601	18,850	24,291	31,041
Total expenses	214,484	251,499	351,424	430,355
Income (loss) before income taxes	(331,125)	24,978	(435,499)	70,809
Provision for income taxes	-	-	-	9
Net income (loss)	$ (331,125)	24,978	$ (435,499)	70,800
Earnings Per Share Basic and Dilutive	(0.0367)	0.0027	(0.0483)	0.0078
Weighted Average Common Shares Outstanding	9,018,000	9,018,000	9,018,000	9,018,000

America First Associates Corp.

Statement of Changes in Shareholders' Equity

For Six Months Ended June 30, 2002

	Common Stock	Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance, December 31, 2001	9,018	2,121,230	(425,284)	1,704,964
Net income (loss)			(435,499)	(435,499)
Balance, June 30, 2002	$ 9,018	$ 2,121,230	$ (860,783)	$ 1,269,465

America First Associates Corp.

Statement of Cash Flows

For the Six Months Ended June 30, 2002

Jan - Jun '02
OPERATING ACTIVITIES
Net Income	-435,499
Adjustments to reconcile Net Income
to net cash provided by operations:
Due from Clearing Broker	5,177
Cash Equivalent:Error Acct	19,887
Cash Equivalent:Fees Acct	-26
Cash Equivalent:Trading Acct	213,866
Cash Equivalent:Worthless Securities Account	-41
Marketable Securities, at mkt:Deposit Acct	-642
Marketable Securities, at mkt:Error Acct-Long	-19,962
Marketable Securities, at mkt:Trading Acct-Long	227,087
Prepaid Expense	15,429
Accounts Payable	-21,440
Net cash provided by Operating Activities	3,836
INVESTING ACTIVITIES
Office Equipment:Depreciation	1,080
Net cash provided by Investing Activities	1,080
FINANCING ACTIVITIES
Retained Earnings	-30
Net cash provided by Financing Activities	-30
Net cash increase for period	4,886
Cash at beginning of period	2,903
Cash at end of period	7,789

America First Associates Corp.

Notes to Financial Statements

Six Months Ended June 30, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements" and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the America First Associates Corp. (the "Company") Form 10K-SB Report. Financial information as of December 31, 2001 has been derived from the audited financial statements of the Company for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the six months ended June 30, 2002 and cash flows for the six months ended June 30, 2002 have been included in the accompanying financial statements. The results of operations and cash flows for the interim periods, is not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of the year.

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

Note 2. Securities Owned

Securities owned consist of marketable trading and investment securities at quoted market values. These securities consist of the following as of June 30, 2002.

As of June 30, 2002
Common stock	$ 344,928
$344,928

Note 3. Property and Equipment:

Office furniture and equipment are carried at cost and is depreciated over a useful life of five years using the straight-line method. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the terms of the lease.

For Three Months Ended March 31,2002
Office Equipment	$ 27,573
Accumulated Depreciation	$ (22,171)

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

Note 5. Net Capital Requirement

The Company is subject to the Securities and Exchange Commission Uniform Net Capital rule (SEC rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2002 the Company had net capital of $1,150,294 which was $1,050,294 in excess of its required net capital of $100,000. The Company's net capital ratio was 7.88% at June 30, 2002.

Note 6. Description of Securities

Mr. Ricupero has agreed to deliver 3,000,000 shares of his common stock to the Company in 2001. This reduces the amount of shares outstanding to 9,018,000.

Our authorized capital stock consists of 20,000,000 shares of common stock, par value $0.001 per share, 9,018,000 of which are outstanding and 3,000,000 held in treasury stock, as adjusted.

7. Earning Per Share

	For Six Months Ended June 30
	2002	2001
Net Earnings available to common shareholders	$ (435,499)	$ 70,800
Weighted Ave. shares outstanding	9,018,000	9,018,000
Basic Earnings Per Share	$ (0.0483)	$ 0.0078

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

Results of Operations

Three Months Ended June 30, 2002 compared to Three months Ended June 30, 2001

Total revenues the three months ended June 30, 2002 were ($116,641), compared to $276,477 in the three months ended June 30, 2001. The decrease in revenue was the result of a loss in principle transactions and a decrease in overall business activity caused by a significant down turn in the overall market

Commissions were $92,056 for the three months ended June 30, 2002 a decrease of 30% compared to $119,592 for the three months ended June 30, 2001. The decrease in commission revenues was primarily attributable to a decline in the stock market, which reduced the number of online transactions processed. Our focus will be to cost effectively increase our client base through internet marketing, which will increase our transaction volume. The Company expects new account applications, transaction volume and commission revenues to increase over the next twelve months.

Syndicate income was non-existent for the three months ended June 30, 2001 and for the three months ended June 30, 2002. For the remainder of 2002, it is expected that the Company will participate in and generate more syndicate deals, which will increase future syndicate revenue. Principal transactions, which include securities brokerage transactions, were $119,002 for the three months ended June 30, 2001, and decreased to ($211,392) for the three months ended June 30, 2002. The loss is due to a decrease in securities owned at market value. Interest and other income revenue decreased to $2,694 for the three months ended June 30, 2002 from

$37,883 for the three months ended June 30, 2001. This decrease was primarily due to the company investing excess funds in U.S.Obligatons at lowered interest rates.

The Company's total expenses decreased from $251,499 for the three months ended June 30, 2001 to $214,484 for the three months ended June 30, 2002. This 17% decrease is attributed to lower clearing charges, which is a result of lower trading volume in the overall market. Employee compensation and benefits expense decreased from $118,075 for the three months ended June 30, 2001 to $102,803 for the three months ended June 30, 2002. The Company expects that employee compensation will increase as the need to hire addition employees becomes necessary to accommodate the growth in online trading volume and commissions paid to investment banking activities. Clearing charges decreased to $70,756 for the three months ended June 30, 2002 from $86,929 for the three months ended June 30, 2001. It is expected that clearing charges will increase as online trading activity increases.

Communication and data processing expense was $3,837 for the three months ended June 30, 2002 compared to $6,225 for the three months ended June 30, 2001. The decrease between 2002 and 2001 in communication and data processing is primarily a result of less usage.

Business development, which includes printing and advertising decreased to non- existent for the three months ended June 30, 2001, and $200 for the three months ended June 30, 2002. Due to the fluctuating and unpredictable market, the Company decreased its advertising budget, limiting it until the stock market performs more favorable for investors. In order to remain competitive and to increase the number of customer accounts, we need to actively promote our service in order to build brand awareness. Therefore, for future growth and expansion, The Company expects an increase in advertising expense. Our business development costs for the remaining of 2002 and for 2003 will be associated with promoting our website and financial services and to continue to expand our customer base through advertising media.

Occupancy costs relate to our leasing of office space in New York City. Occupancy expense for the three months ended June 30, 2002 was $12,900 and $12,200 for the three months ended June 30, 2001. This increase is the result of a $100 increase in our annual rent. The Company currently leases 2,000 square feet at $4,300 per month under a three-year lease expiring March 31, 2003. Management believes the office will provide ample amount of space for our current needs.

Regulatory and registration fees are costs associated with a Broker/Dealer to be registered with the NASD and in all appropriate states. In the three months ended June 30, 2002 regulatory and registration fees amounted to $1,035, compared to $1,345 for the three months ended June 30, 2001. NASD fees are usually applied in the first quarter for the entire year.

Depreciation and amortization primarily consists of depreciation of property and equipment. Depreciation and amortization costs were $540 for the three months ended June 30, 2002 and $2000 for the three months ended June 30,2001. If and when we expand we anticipate the purchase of additional property and equipment, which will result in an increase in depreciation and amortization expense.

Travel and entertainment expenses increased to $7,812 for the three months ended June 30, 2002 from $5,875 for the three months ended June 30, 2001. Other expenses, which includes office supplies and expenses decreased to $14,601 for the three months ended June 30, 2002 from $18,850 for the three months ended June 30, 2001.

Results of Operations

Six Months Ended June 30, 2002 compared to Six months Ended June 30, 2001

Total revenues for the six months ended June 30, 2001 were $501,164, compared to ($84,075) in the six months ended June 30, 2002. The decrease in revenue was the result of a loss in principle transactions and a decrease in overall business activity including lower interest rates caused by a significant down turn in the overall market.

Commissions were $174,414 for the six months ended June 30, 2002 decreased to $283,123 for the six months ended June 30, 2001. The decrease in commission revenues was primarily attributable to the decline in the stock market, which reduced the number of online transactions processed. Our focus will be to cost effectively increase our client base through internet marketing, which will increase our transaction volume. The Company expects transaction volume and commission revenues to increase once the stock market turns around.

Syndicate income was non-existent for the six months ended June 30, 2001 and $60,000 for the six months ended June 30, 2002. For the remainder of 2002, the company expects additional private placements which will increase syndicate income. It is expected that The

Company will participate in and generate more syndicate deals, which will further increase future syndicate revenue. Principal transactions, which include securities brokerage transactions, were $104,634 for the six months ended June 30, 2001, and decreased to ($325,478) for the six months ended June 30, 2002. The loss is due to a decrease in securities owned at market value. Interest and other income revenue decreased to $6,989 for the six months ended June 30, 2002 from $113,408 for the six months ended June 30, 2001. This decrease was primarily due to the company investing excess funds in U.S. Obligatons at lowered interest rates and other income resulting in a gain of $51,173 in 2001.

The Company's total expenses decreased from $430,355 for the six months ended June 30, 2001 to $351,424 for the six months ended June 30, 2002. This decrease is attributed to lower clearing charges, which is a result of lower trading volume in the overall market. Employee compensation and benefits expense decreased from $163,654 for the six months ended June 30, 2001 to $147,087 for the six months ended June 30, 2002. The Company expects that employee compensation will increase as the need to hire addition employees becomes necessary to accommodate the growth in online trading volume and commissions paid to investment banking activities. Clearing charges decreased to $119,558 for the six months ended June 30, 2002 from $167,719 for the six months ended June 30, 2001. It is expected that clearing charges will increase as online trading activity increases.

Communication and data processing expense was $7,211 for the six months ended June 30, 2002 compared to $8,740 for the six months ended June 30, 2001. The decrease between 2002 and 2001 in communication and data processing is primarily a result of lower usage.

Business development, which includes printing and advertising decreased to $200 for the six months ended June 30, 2002, from $3,900 for the six months ended June 30, 2001. Due to the fluctuating and unpredictable market, the Company decreased its advertising budget for now, until the stock market performs more favorable for investors. In order to remain competitive and to increase the number of customer accounts, we need to actively promote our service in order to build brand awareness. Therefore, for future growth and expansion, The Company expects an increase in advertising expense. Our business development costs for the remainder of 2002 and for 2003 will be associated with promoting our website and financial services and to continue to expand our customer base through advertising media.

Occupancy costs relate to our leasing of office space in New York City. Occupancy expense for the six months ended June 30, 2002 was $25,500 and $24,500 for the six months ended June 30, 2001. This increase is the result of a $100 increase in our annual rent. The Company currently leases 2,000 square feet at $4,300 per month under a three-year lease expiring March 31, 2003. Management believes the office will provide ample amount of space for our current needs.

Regulatory and registration fees are costs associated with a Broker/Dealer to be registered with the NASD and in all appropriate states. In the six months ended June 30, 2002 regulatory and registration fees amounted to $18,386, compared to $17,900 for the six months ended June 30, 2001. NASD fees are usually applied in the first quarter for the entire year.

Depreciation and amortization primarily consists of depreciation of property and equipment. Depreciation and amortization costs were $1080 for the six months ended June 30, 2002 and $2000 for the six months ended June 30, 2001. If and when we expand we anticipate the purchase of additional property and equipment, which will result in an increase in depreciation and amortization expense.

Travel and entertainment expenses decreased to $8,111 for the six months ended June 30, 2002 from $10,901 for the six months ended June 30, 2001. Other expenses, which includes office supplies and expenses decreased to $24,291 for the six months ended June 30, 2002 from $31,041 for the six months ended June 30, 2001. Liquidity and Capital Resources

Net Cash provided by operating activities during the six months ended June 30, 2002 were $3,836. The Company had a net loss of $435,499, an increase in deposits from clearing organization of $5,177, an increase in securities owned of $206,483, an increase in prepaid expense of $15,429 and a decrease in accounts payable of $21,440.

Cash at beginning of period were $2,903 and cash at end of period were $7,789. The net cash increase for the six months ended June 30, 2002 were $4,886.

The Company is subject to the net capital rules of the SEC. At June 30, 2002, the Company had regulatory net capital of $1,150,294 which exceeded the minimum requirements by $1,050,294.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed by the undersigned, thereunto duly authorized.

AMERICA FIRST ASSOCIATES CORP.
Date: August 15, 2002	By: /s/ Joseph Ricupero
Joseph Ricupero, Chief Executive Officer, Financial Operations Officer