Form 10-Q
period 2002-09-30
AMERICA FIRST ASSOCIATES CORP
filed 2002-10-29
CIK 1084203

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-QSB

_____________________________________

(Mark One) [X] Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002
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

Yes    X      No ____

On September 30, 2002 the registrant had 9,018,000 outstanding shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ______ No        X

America First Associates Corp.

Financial Statements
Nine Months ended September 30, 2002
Index to Financial Statements

America First Associates Corp.
Statement of Financial Condition

For The Nine Months Ended September 30, 2002

Sep 30, '02
ASSETS
Current Assets
Total Cash	834,668
Marketable Securities, at mkt
Total Marketable Securities,mkt	280,561
Total Current Assets	1,115,229
Fixed Assets
Office Equipment
Depreciation	-22,711
Original Cost	27,573
Total Office Equipment	4,861
Total Fixed Assets	4,861
Other Assets
NASD Stock	26,000
Security Deposit	5,175
Total Other Assets	31,175
TOTAL ASSETS	1,151,265
LIABILITIES & EQUITY
Equity
Capital Stock	9,018
Paid-in-Capital	2,121,230
Retained Earnings	-425,284
Net Income	-553,699
Total Equity	1,151,265
TOTAL LIABILITIES & EQUITY	1,151,265

2

America First Associates Corp.

Statement of Operations
For the Three Months Ended September 30, 2002 and 2001
And
For the Nine Months Ended September 30, 2002 and 2001

	Jul - Sep '02	Jul - Sep '01	Jan - Sep '02	Jan - Sep '01
Income
Commission Revenues	75,762	152,287	250,176	435,410
Interest & Other Income	4,625	2,152	11,614	115,560
Principal Transactions	-56,581	-117,682	-382,059	-13,048
Syndicate Income	7,548	0	67,548	0
Total Income	31,354	36,757	-52,721	537,922
Expense
Business Development	9,414	250	9,614	4,150
Communication & Data Processing	7,785	10,250	17,026	22,990
Consulting & Professional Fees	500	600	561	2,475
Depreciation Expense	540	1,525	1,620	4,575
Employee Compensation & Benefit	53,786	66,112	200,874	225,149
Occupancy Costs	12,900	12,600	38,400	37,100
Other Expenses	6,733	9,384	21,660	26,549
Regulatory & Registration Fees	0	50	18,386	17,950
Travel & Entertainment	5,952	10,419	21,337	29,320
U.S.Clearing Expense	51,943	89,381	171,500	257,100
Total Expense	149,553	200,571	500,979	627,358
Net Income	-118,199	-163,864	-553,699	-89,446

 3

America First Associates Corp.

Statement of Changes in Shareholders' Equity

For Nine Months Ended September 30, 2002

	Common Stock	Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance, December 31, 2001	9,018	2,121,230	(425,284)	1,704,964
Net income (loss)			(553,699)	(553,699)
Balance, September 30, 2002	$ 9,018	$ 2,121,230	$ (978,983)	$ 1,151,265

4

America First Associates Corp.

Statement of Cash Flows
For the Nine Months Ended September 30, 2002

Jan - Sep '02
OPERATING ACTIVITIES
Net Income	-553,699
Adjustments to reconcile Net Income
to net cash provided by operations:
Due from Clearing Broker	5,177
Cash Equivalent:Error Acct	19,890
Cash Equivalent:Fees Acct	-72
Cash Equivalent:Trading Acct	355,869
Cash Equivalent:Worthless Securities Account	-29
Marketable Securities, at mkt:Deposit Acct	-963
Marketable Securities, at mkt:Error Acct-Long	-19,962
Marketable Securities, at mkt:Trading Acct-Long	291,454
Prepaid Expense	15,429
Accounts Payable	-21,440
Net cash provided by Operating Activities	91,654
INVESTING ACTIVITIES
Office Equipment:Depreciation	1,620
Net cash provided by Investing Activities	1,620
FINANCING ACTIVITIES
Retained Earnings	-30
Net cash provided by Financing Activities	-30
Net cash increase for period	93,244
Cash at beginning of period	2,903
Cash at end of period	96,147

5

AMERICA FIRST ASSOCIATES CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives.

	For Nine Months Ended September 30
	2001	2002
Office Equipment	$27,573	$27,573
Accumulated Depreciation	($21,091)	($22,711)

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

Note 2 - Securities Owned

Securities owned consist of trading and investment securities at market value, as follows:

Securities Owned as of September 30, 2002
Corporate stocks	$280,561
Total securities owned	$280,561

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

At December 31, 2001, the Company has recorded a deferred tax asset of $160,000 resulting primarily from net operating loss carryforwards. The valuation allowance of $160,000 has been recorded against the deferred tax asset since it is more likely than not it will not be realized.

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

	2001	2002
Computed at the federal
statutory rate of 34%	$(10,000)	$ 18,100
State and local tax (benefit)	(3,000)	10,300
Benefit of Carryover	-	(35,200)
Valuation allowance adjustment	13,000	-
Other adjustments	2,376	6,800
	$ 2,376	$ 0

Note 6 - Commitments and Contingencies

Leases

The Company leases office space pursuant to an operating lease expiring March 31, 2003. For the years ended December 31, 2002 and 2001, rent expense amounts to $51,600 and $50,400 respectively.

The future minimum rental commitment through termination is as follows:

For the year ending December 31,	Amount
2002	$51,600
2003 (3 months)	12,900

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

Note 7 - Common Stock

In June 2001, The Company's officer/stockholder has contributed 3,000,000 shares of the Company's common stock to the Company without compensation upon the filed registration statement becoming effective which has been reflected in the financial statements.

Note 8 - Warrants

In April 1999, as part of the sale of the Company common stock, such shareholders received 2,700,000 warrants to purchase the Company's stock at prices from $1-$5 per share. The warrants expire on September 10, 2003.

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

Note 10 - Earning Per Share

	2002	2001
Net Earnings available to common shareholders	($ 553,699)	($91,490)
Weighted Ave. shares outstanding	9,018,000	9,018,000*
Basic Earnings Per Share	($0.0614)	($0.010)

*Gives retroactive effect to January 1, 2001 the Company's officer/shareholder contributing 3,000,000 shares to the Company.

Note 11- Staff Accounting Bulletin 74

Registrant has determined that the impact of recently issued accounting standards on the financial statements will not be material.

MANAGEMENT DISCUSSION AND ANALYSIS

     The following discussion of the financial condition and results of financial condition and the results of operation of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes and other financial information included elsewhere in this Quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2002 compared to Three months Ended September 30, 2001

Total revenues the three months ended September 30, 2002 were $31,354, compared to $36,757 in the three months ended September 30, 2001. The decrease in revenue was the result of a loss in principle transactions and a decrease in overall business activity caused by a significant down turn in the overall market

     Commissions were $75,762 for the three months ended September 30, 2002 a decrease of 50% compared to $152,287 for the three months ended September 30, 2001. The decrease in commission revenues was primarily attributable to a decline in the stock market, which reduced the number of online transactions processed. Our focus will be to cost effectively increase our client base through internet marketing, which could increase our transaction volume.

     Syndicate income was non-existent for the three months ended September 30, 2001 and was $7548 for the three months ended September 30, 2002. Principal transactions, which include securities brokerage transactions, were ($117,682) for the three months ended September 30, 2001, and decreased to ($56,581) for the three months ended September 30, 2002. The loss is due to a decrease in securities owned at market value. Interest and other income revenue increased to $4,625 for the three months ended September 30, 2002 from $2,152 for the three months ended September 30, 2001. This increase was primarily due to the company investing excess funds in U.S. Obligatons.

     The Company's total expenses decreased from $200,571 for the three months ended September 30, 2001 to $149,553 for the three months ended September 30, 2002. This 26% decrease is attributed to lower clearing charges, which is a result of lower trading volume in the overall market. Employee compensation and benefits expense decreased from $66,112 for the three months ended September 30, 2001 to $53,786 for the three months ended September 30, 2002. The Company anticipates that employee compensation will increase as the need to hire addition employees. Employee compensation will also increase if investment banking activities generate revenue. Clearing charges decreased to $51,943 for the three months ended September 30, 2002 from $89,381 for the three months ended September 30, 2001. It is expected that clearing charges will increase if online trading activity increases.

     Communication and data processing expense was $7,785 for the three months ended September 30, 2002 compared to $10,250 for the three months ended September 30, 2001. The decrease between 2002 and 2001 in communication and data processing is primarily a result of less usage.

     Business development, which includes printing and advertising increased from $250 for the three months ended September 30, 2001 to $9,414 for the three months ended September 30, 2002. Due to the fluctuating and unpredictable market, the Company increased its advertising budget, however, limiting it until the stock market performs more favorable for investors. In order to remain competitive and to increase the number of customer accounts, we need to actively promote our service in order to build brand awareness. Therefore, for future growth and expansion, The Company expects an increase in advertising expense. Our business development costs for the remaining of 2002 and for 2003 will be associated with promoting our website and financial services and to continue to expand our customer base through advertising media.

     Occupancy costs relate to our leasing of office space in New York City. Occupancy expense for the three months ended September 30, 2002 was $12,900 and $12,600 for the three months ended September 30, 2001. This increase is the result of a $100 increase in our annual rent. The Company currently leases 2,000 square feet at $4,300 per month under a three-year lease expiring March 31, 2003. Management believes the office will provide ample amount of space for our current needs.

     Regulatory and registration fees are costs associated with a Broker/Dealer to be registered with the NASD and in all appropriate states. In the three months ended September 30, 2002 regulatory and registration fees were non existent compared to $50 for the three months ended September 30, 2001. NASD fees are usually applied in the first quarter for the entire year.

     Depreciation and amortization primarily consists of depreciation of property and equipment. Depreciation and amortization costs were $540 for the three months ended September 30, 2002 and $1,525 for the three months ended September 30,2001. If and when we expand we anticipate the purchase of additional property and equipment, which will result in an increase in depreciation and amortization expense.

     Travel and entertainment expenses decreased to $5,952 for the three months ended September30, 2002 from $10,419 for the three months ended September 30, 2001. Other expenses, which includes office supplies and expense, automobile expense and bank service fees decreased to $6,733 for the three months ended September30, 2002 from $9,384 for the three months ended September 30, 2001.

Results of Operations

Nine Months Ended September 30, 2002 compared to Nine months Ended September 30, 2001

     Total revenues for the nine months ended September 30, 2001 were $537,922, compared to ($52,721) in the nine months ended September 30, 2002. The decrease in revenue was the result of a loss in principle transactions coupled with a decrease in overall business activity including lower interest rates caused by a significant down turn in the overall market.

     Commissions were $250,176 for the nine months ended September 30, 2002 a decrease from $435,410 for the nine months ended September 30, 2001. The decrease in commission revenues was primarily attributable to the decline in the stock market, which reduced the number of online transactions processed. Our focus will be to cost effectively increase our client base through internet marketing, which should increase our transaction volume.

     Syndicate income was non-existent for the nine months ended June 30, 2001 and $67,548 for the nine months ended September 30, 2002. This increase is due to an investment banking deal the company closed in February. It is also anticipated The Company should generate more investment banking deals in 2003, which will increase future syndicate revenue. Principal transactions, which include securities brokerage transactions, were ($13,048) for the nine months ended September 30, 2001, and decreased to ($382,059) for the nine months ended September 30, 2002. The loss is due to a difference in the cost of securities versus securities owned at market value. Interest and other income revenue decreased to $11,614 for the nine months ended September 30, 2002 from $115,560 for the nine months ended September 30, 2001. This decrease was primarily due to the company investing excess funds in U.S. Obligatons at lowered interest rates and other income resulting in a gain of $51,173 in 2001.

     The Company's total expenses decreased from $627,358 for the nine months ended September 30, 2001 to $500,979 for the nine months ended September 30, 2002. This decrease is attributed to lower clearing charges, which is a result of lower trading volume in the overall market. Employee compensation and benefits expense decreased from $225,149 for the nine months ended September 30, 2001 to $200,874 for the nine months ended September 30, 2002. The Company anticipates employee compensation will increase as the need to hire addition employees. Commissions paid to employees will also increase if investment banking activities generate revenue. Clearing charges decreased to $171,500 for the nine months ended September 30, 2002 from $257,100 for the nine months ended September 30, 2001. It is expected that clearing charges will increase if online trading activity increases.

     Communication and data processing expense was $17,026 for the nine months ended September 30, 2002 compared to $22,990 for the nine months ended September 30, 2001. The decrease between 2002 and 2001 in communication and data processing is primarily a result of lower usage.

     Business development, which includes printing and advertising increased to $9,614 for the nine months ended September 30, 2002, from $4,150 for the nine months ended September 30, 2001. Due to the fluctuating and unpredictable market, the Company slightly increased its advertising budget for now, until the stock market performs more favorable for investors. In order to remain competitive and to increase the number of customer accounts, we need to actively promote our service in order to build brand awareness. Therefore, for future growth and expansion, The Company anticipates an increase in advertising expense. Our business development costs for the remainder of 2002 and for 2003 will be associated with promoting our website and financial services and to continue to expand our customer base through advertising media.

     Occupancy costs relate to our leasing of office space in New York City. Occupancy expense for the nine months ended September 30, 2002 was $38,400 and $37,100 for the nine months ended September 30, 2001. This increase is the result of a $100 increase in our annual rent. The Company currently leases 2,000 square feet at $4,300 per month under a three-year lease expiring March 31, 2003. Management believes the office will provide ample amount of space for our current needs.

     Regulatory and registration fees are costs associated with a Broker/Dealer to be registered with the NASD and in all appropriate states. In the nine months ended September 30, 2002 regulatory and registration fees amounted to $18,386, compared to $17,950 for the nine months ended September 30, 2001. NASD fees are usually applied in the first quarter for the entire year.

     Depreciation and amortization primarily consists of depreciation of property and equipment. Depreciation and amortization costs were $1640 for the nine months ended September 30, 2002 and $2000 for the nine months ended September, 2001. If and when we expand we anticipate the purchase of additional property and equipment, which will result in an increase in depreciation and amortization expense.

     Travel and entertainment expenses decreased to $21,337 for the nine months ended September 30, 2002 from $29,320 for the nine months ended September 30, 2001. Other expense, which includes office supplies and expense (45%), automobile expense (45%) and bank service fees (10%) decreased to $21,660 for the nine months ended September 30, 2002 from $26,549 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

     Net Cash provided by operating activities during the nine months ended September 30, 2002 were $91,654. The Company had a net loss of $553,699, an increase in deposits from clearing organization of $5,177, an increase in securities owned of $291,454, an increase in prepaid expense of $15,429 and a decrease in accounts payable of $21,440.

     Cash at beginning of period were $2,903 and cash at end of period were $96,147. The net cash increase for the nine months ended September 30, 2002 were $93,244.

     The Company is subject to the net capital rules of the SEC. At September 30, 2002, the Company had regulatory net capital of $1,115,227 which exceeded the minimum requirements by $1,015,227.

     We currently anticipate that our available cash resources and credit will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 18 months. Our liquidity needs during the first nine months of fiscal 2002 were financed primarily from our operating cash flows. We plan to finance our capital and liquidity needs for the remainder of fiscal 2002 primarily from our operating cash flows. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our Company, if at all. We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock."

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed by the undersigned, thereunto duly authorized.

AMERICA FIRST ASSOCIATES CORP.
Date: October 23, 2002	By: /s/ Joseph Ricupero
Joseph Ricupero, Chief Executive Officer, Financial Operations Officer