Form 10KSB
period 2002-12-31
AMERICA FIRST ASSOCIATES CORP
filed 2003-03-06
CIK 1084203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number:  000-33371

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _________.

America First Associates Corp.
(Name of small business issuer in its charter)

Delaware	11-3246880
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

160 E 56th st, 6th fl
New York, N.Y. 10022
(Address of principal executive offices)

(212) 644-8520
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 were $381,804.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2002 (computed by reference to the total shares outstanding and the dollar amount paid by shareholders) $9,018,000.

The number of shares of common stock, par value $0.001 per share, outstanding as of December 31, 2002 was 9,018,000 shares.

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

     PART I

     ITEM 1. DESCRIPTION OF BUSINESS

     (a) Business Development

     America First Associates Corp. (the "Company") is engaged in many aspects of the securities business. Our primary business is providing securities brokerage and investment services to individuals by on-line trading through the Internet and distributing money market and other mutual fund shares. These transactions are our main source of revenue.
     We offer investment banking services primarily by raising private capital with accredited investors for corporate clientele. These services are offered on an as negotiated basis and are subject to current market conditions.
     We were incorporated in the state of Delaware in February, 1995, and received our authorizations to engage in securities brokerage and investment services and began operations during November, 1995. From the commencement of our operations until 1999, our securities brokerage and investment services were offered through registered representatives (i.e. stockbrokers). In 1998, we recognized the popularity of the Internet and we dedicated our efforts to developing an on-line trading system. After acquiring computers and software for our current on-line trading system, we began on-line trading in 1999. We identify ourselves under the name of "AFTrader" and are displayed as AFTrader on our website.
     We currently employ three registered representatives who are available to assist incoming calls from clientele and generally solicit the distribution of money market and mutual fund shares.
     All of our securities transactions are cleared on behalf of our customers on a fully disclosed basis through a clearing firm. In a fully disclosed clearing transaction, our customer's identity is known to our clearing firm and the clearing firm physically maintains the customer's account and performs a variety of services as an agent for us. The clearing firm generates service charges from us and also derives interest revenue in connection with extending credit to our customers so those customers can purchase securities on margin.
     The Company is a member of the National Association of Securities Dealers, Inc., (NASD), the Securities Investor Protection Corporation (SIPC), and is registered with the Securities and Exchange Commission (SEC).

     (b) Business of Issuer

     The Company provides a full line of retail brokerage services which include stocks, options, mutual funds corporate and municipal bonds. Individual investors account for the majority of the on-line trades and mutual fund sales. We also offer investment banking services primarily raising private equity for both private and public corporations. For the twelve months ending December 31, 2002, revenues attributable to on-line brokerage services amounted to approximately $265,983, mutual fund sales $31,865, investment banking services $67,548 and miscellaneous income of $16,408.

     Brokerage

     Our primary activity is providing securities brokerage and investment services by on-line trading through the Internet, provide check writing ability, money market funds and numerous mutual fund products. For our fiscal year 2002, approximately sixty nine percent of our commission revenues or $265,983 is attributable to commissions generated for listed equities, over-the-counter equities, option, and corporate and municipal bonds with approximately nine percent of our commission revenues attributable to mutual fund sales or $31,865 eighteen percent attributable to syndicate income or $67,548 and four percent interest or miscellaneous income. We conduct our retail brokerage business at our home office where we currently have three account representatives. We currently do not maintain any branch office. All of our retail brokerage business transactions are introduced for clearance to another broker-dealer on a fully disclosed basis. We generate commission revenue when we act as a broker, on an agency basis, or as a dealer, on a principal basis, to effect securities transactions for individual and institutional investors. We execute both listed and over-the-counter agency transactions for customers. We also execute transactions for covered puts and calls in options as agent for customers. We sell a number of professionally managed mutual funds and maintain dealer-sales agreements with most major distributors and mutual fund shares sold through broker-dealers. While most of our retail brokerage transactions are made via the Internet, our retail sales division consists of three registered representatives who offer our customers assistance on trades through our toll-free telephone number and our interactive touch-tone trading platform which is operative twenty-four hours a day. Our registered representatives generally offer professionally managed mutual funds as well as other financial instruments. The retail brokerage is overseen by Mr. Ricupero.

     Investment Banking

     Messers. Ricupero and Genzardi manage the investment banking services offered by the Company. These investment banking activities involve the raising of private equity generally for private and public companies. Our investors typically are smallcap funds, hedge funds, private investment partners, and high worth accredited individuals. Current market conditions have limited the Company's activities from the raising of private equity. Revenue from investment banking services for the twelve month period ending December 31, 2002, amounted to $67,548.
     In general, the Company undertakes to perform these private equity issues and assists in the preparation of offering documents for compliance with federal and state securities laws and solicits investors consisting of accredited individuals and institutions. The Company, through Messers. Ricupero and Genzardi, assists the issuer with the structure of the financing (i.e. debt or equity) or a combination thereof. Recent market conditions have not been favorable for our investment banking activity but we intend to continue to review possible private equity financing to increase our revenue.

     Our Clearing Firm

     U.S. Clearing Corp. (USC) provides execution and clearing services on a fully disclosed basis to us. In a fully disclosed clearing transaction, our customer's identity is known to USC and USC physically maintains the customer's account and performs a variety of services as agent for us. USC generates service charges from its clearing operations and also derives interest revenue in connection with extending credit to our customers to enable those customers to purchase securities on margin. USC also extends credit directly to us to the extent we hold securities positions for our own account.
     The execution and clearing process requires the performance of a series of complex steps, many of which are accomplished with date processing equipment. The execution process begins when we accept our customer's order for the purchase or sale of securities and electronically transmit the order to USC's data center for processing. USC, in turn, routes the order to the market in which it believes it can effect the best execution. In the execution of some listed and some over-the-counter transactions, USC receives payment for that order flow. At the time of execution, a written or electronic confirmation containing the details of each transaction is automatically produced and delivered to us and posted to the customer account.
     USC clears the transaction by taking possession of our customer's cash, if securities are being purchased, or certificates, if any, if securities are being sold and by delivering cash or certificates to the broker for the other party to the transaction. USC collects from our customer the money due on the transaction, including the commission charged by us, deducts from the commission the charge for execution and clearing and any other amounts due to USC, and remits the net commission to us on a monthly basis. Cash or certificates received by USC for our customer are either held in the account or delivered to the customer. USC sends the customer a monthly or quarterly statement of the customer's account.
     For the twelve months ended December 31, 2002, we paid USC $192,527 for their services. USC offers us insurance coverage over our accounts in addition to standard SIPC protection.

     Internet-Based Brokerage Services

     The use of the Internet as a tool for obtaining information, communicating and effecting commerce is also rapidly changing the financial service industry in which we compete. The Internet provides self-directed investors the ability to manage their own finances. Online financial services provides investors with a wealth of information about investing, including stock picks, technical charts and analysis and financial corporate news. As a result, investors are more self-reliant and value conscious, are managing their own money and are increasingly reluctant to pay high fees to full-service retail brokers. This has led to an increase in market share in the online investing sector of the financial service industry. The entry into the market of electronic or online trading has experienced more investors managing their own investments since the Internet "e-brokerages" were introduced in 1994.

     Through our Internet site, http://www.AFTrader.com, our clients are provided the following services:

     * Account information, informational services, and educational tools;
     * A review of their securities positions;
     * Confirmation of their buying power and margin balances (if applicable);
     * Stock quotes, order execution, and review of recent trading activity;
     * Pertinent market information and relative earnings reports;
     * Futures and overnight market information; and
     * Major corporate news

     We provide these services without charge through the Internet.

     Our on-line trading activity decreased due to a decline in the stock market and overall economy. We anticipate trading to increase in the future once the economy rebounds. We have also found that more investors are making their own investment decisions and utilize the Internet to effect their trading more expeditiously. As technology increases, we intend to continue to commit our capital to the most current technology.

     Our Business Strategy

     We believe that we have been successful in creating a high level of service in the financial services industry by using current technology to provide clients fast and reliable executions on their transactions, real-time market information and research. Our strategy is designed to ensure that we capitalize on the growth of the online brokerage industry. We intend to do this by enabling our client the ability to access relevant market information, providing a broad range of financial products as well as establishing AFTrader as a dominant brand in online trading. We believe that opportunities exist in the financial services industry for a company that is able to provide investors with the overall cost-savings created by (1) $9.95 trade executions, (2) access to real-time market information, and (3) the convenience of trading over the Internet, as opposed to the costs associated with in-house registered representatives who require a commission of approximately 50% of the concession on trading activities thereby increasing the cost to clientele. We consistently analyze new technologies and communication mediums, including the Internet to enable our clients to make their own investment decisions for their financial future.
     Our goal is to become a leader in the financial services industry and build market share by capitalizing on the changes occurring in the financial services industry and providing our clients with specialized services for competitive, fully disclosed commission rates. We intend to achieve our goal by:
     * Providing value to our clients at the lowest overall cost. By maintaining a direct interface, over dedicated data lines, with the execution system of USC, we are able to provide our clients with fast and reliable price execution and trade efficiency. With the use of these electronic execution systems, we are able to reduce commissions to our Internet clients.
     * Providing our clients with value-added services, including access to well-trained brokers and real-time market information. In addition to providing our clients with lower overall costs for effecting trades, we also provide our clients with the products and services provided by full-service firms, including access to experienced brokers and real-time electronic news information and research reports. Our representatives are also available by telephone in the event of electronic systems failures. We believe our team of representatives offers our clients more than just execution services. We provide our clients and representatives with electronic research and electronic news from an ever-growing database of news vendors to enable them to make better informed business decisions. As the Internet expands, research and market news become available 24 hours per day.
     * Use the Internet and other advertising outlets to efficiently market and distribute our services to build brand awareness and increase our customer base. We intend to establish AFTrader as a major brand in online discount trading. In order to achieve this goal we need to retain and attract online brokerage customers by promoting our services through many different media outlets, such as the Internet and various print ads.
     * Expanding our access to international customers. We intend to increase our customer base and increase our brand awareness by expanding our access to international customers.

     Strategic relationship. We realize the following benefits from our relationship with USC:
     * quality safekeeping and protection on entire net equity (cash and securities) on all accounts;
     * ability to participate in a large database of no-load mutual funds; and
     * professional and prompt handling of institutional and managed accounts.

     Sales and Marketing

     As evidence that a demand exists for our services, to date we have experienced significant growth in obtaining new customer accounts since the commencement of our conversion to electronic trading, all without a formal marketing program. However, following the completion of our private placements, in which we raised total proceeds of $1,900,000, we have commenced marketing efforts to increase our presence and name brand recognition to attract new clients. Most of our marketing efforts are being effected on-line and are being directed at Internet users. We intend to expand our market share through, among other things, advertising on our own and other Web sites and a public relations program. From time to time, we may choose to increase spending on advertising to target specific groups of investors or to decrease advertising expenditures in response to market conditions.
     Initially, we focused our marketing efforts towards online advertising through popular Websites such as, YahooFinance.com, Marketguide.com and Hoovers.com. Currently we have seen our customer base grow from less than 1,000 accounts in 1998 to over 6,000 in 2002 directly in part of an small advertising budget, word of mouth and brand recognition as a deep discount brokerage firm.

     Competition

     The market for discount brokerage services and particularly electronic brokerage services is rapidly evolving and fiercely competitive with few barriers to entry. We expect competition to continue and intensify in the future. We encounter direct competition from numerous other brokerage firms, many of which provide a wider range of electronic services. These competitors include discount brokerage firms like Charles Schwab & Co., Inc., Ameritrade and E*Trade Group, Inc. We also encounter competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide electronic brokerage services.
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
     We are a member of SIPC which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances. Our clients are carried on the books and records of the Clearing Firm. The Clearing Firm has obtained $100 million of insurance for security positions and $100,000 for cash balances for the benefit of our clients' accounts that are supplemental to SIPC protection.

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

     Employees

     We currently have four full-time employees, of which three are registered representatives and two are in management. No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also have entered into independent contractor arrangements with other individuals on an as-needed basis to assist with programming and developing proprietary technologies.

     (c) Reports to Security Holders

     We file the required reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. These reports include the Company's annual report on Form 10-KSB, quarterly financial reports on Form 10-QSB, and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 5th Street, N.W. Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains and Internet site which contains reports, proxies and information statements, and other information regarding us that are filed electronically with the SEC at its site (http://www.sec.gov). Our Internet address is http://www.aftrader.com:

     ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in a 2,000 square foot facility on the 6th floor at 160 E. 56th Street, New York, NY 10022. This facility is occupied on a lease basis, and the current annual rent is $51,300. We believe our existing facility is a suitable and adequate facility for our current business purposes. We also have the ability to open additional offices if needed to expand our operations.

     ITEM 3 - LEGAL PROCEEDINGS

We or any of our property was not a party, nor do we anticipate it to be a party to any legal proceedings as of December 31, 2002.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

     There is no public trading market for the Company's common stock and it is not listed on any exchange. The Company plans to apply for listing on the OTC Bulletin Board and depending on market conditions anticipates trading by third quarter ending 2003.
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

Overview

America First Associates (The "Company") was established in February 1995 and has conducted its operations as a fully disclosed brokerage firm registered with the Securities and Exchange Commission, the National Association of Securities Dealers and 50 State Securities divisions including the District of Columbia. The Company is a provider of cost-effective, full-service online financial service targeting the rapid growth momentum of individual investors who utilize the Internet for their personal investment objectives. The Company provides customers the ability to buy and sell securities, security options, mutual funds, bonds and other investment financial instruments as well as providing clients 24 hour account access and real-time electronic information on stocks, market indices, analysts' research and news. The Company plans to continue to provide quality service to our current customers while increasing brand awareness and customer loyalty. Management's strategy is to expand the Company's business and operations by strategically using the Internet and other advertising outlets to efficiently market and distribute our services to potential customers and build brand awareness on a national level to increase our customer base.

Results of Operations

Fiscal Year Ended December 31, 2001 compared to Fiscal Year Ended December 31, 2002

     Total revenue for the fiscal year ended December 31, 2001 were $902,808 compared to revenues of $381,804 for the fiscal year ended December 31, 2002. The decrease in total revenue is attributed to the significant decrease in syndicate, commission revenue and interest/other income. Revenues from syndicate income (i.e. private placements, pipes, syndicate participation of IPO's, investment banking activity) decreased by 45%, from $150,689 for the fiscal year ended December 31, 2001 to $67,548 for the fiscal year ended December 31, 2002. Revenues from commissions decreased by $275,347, or 48%, from $573,195 for the fiscal year ended December 31, 2001 to $297,848 for the fiscal year ended December 31, 2002 due primarily to the decrease in overall trading activity by online traders, which was a result of the down turn in the market during the fiscal year ended December 31, 2001. Revenues from gain on investment were $53,466 for the fiscal year ended December 31, 2001 and non existent for the fiscal year ended December 31, 2002. Interest and other income decreased from $125,458 for the fiscal year ended December 31, 2001 to $16,408 for the fiscal year ended December 31, 2002 due to a decrease in customer margin and asset balances as well as lower interest paid on U.S.Obligations purchased by the firm. Going forward we anticipate an increase in revenues due to additional products being offered (check writing, debit card) adding to our customer base and investment banking activity with demand for syndicate.

     Total expenses increased by $75,403, or 8%, from $929,782 for the fiscal year ended December 31, 2001 to $1,005,185 for the fiscal year ended December 31, 2002. As a result of the decrease in syndicate income (directly related to commissions paid on private placements, IPO's as well as other investment banking activity), employee compensation and benefits decreased from $357,509 for the fiscal year ended December 31, 2001 to $273,217 for the fiscal year ended December 31, 2002. However, as we continue to grow we will need additional employees to service our growing customer base; therefore we anticipate a proportionate increase in employee compensation and benefit expenses. Clearing charges represent payments to our clearing firm who facilitate our clients' transactions. As a result of the decrease in the volume of business conducted by our online clients, such expenses decreased from $352,194 for the fiscal year ended December 31, 2001 to $195,527 for the fiscal year ended December 31, 2002. Not a factor for fiscal year ended December 31, 2001, loss on investments amounted to $331,546 for the fiscal year ended December 31, 2002 which was attributed to a decline in the overall stock market

     As a result of having limited private placements and other investment banking activity in the fiscal year ended December 31, 2001 and 2002, a small amount of legal or professional expenses were incurred. Therefore consulting and professional fees amounted to $17,553 and $18,336 for the fiscal year ended December 31, 2001 and fiscal year ended December 31, 2002.

Communications and data processing expense increased from $27,282 for the fiscal year ended December 31, 2001 to $23,988 for fiscal year ended December 31, 2002. Currently we believe that the amount of lines installed is sufficient for the near future, however as we continue to grow we anticipate the number of lines needed to increase proportionately.

Business development costs consist of advertising costs which have mostly been for online and print advertising to obtain new clients. These expenses increased by $5,971, or 244%, from $4,150 for the fiscal year ended December 31, 2001 to $10,121 for the fiscal year ended December 31, 2002 as the Company increased its planned advertising and promotional efforts to promote its products and services and increase customer base.

Occupancy costs increased by $1,200, or 3%, from $50,100 for the fiscal year ended December 31, 2001 to $51,300 for the fiscal year ended December 31, 2002. Due to our three year lease terminating March 31, 2003 the Company negotiated a month to month lease at $4,300 per month until it signs a new lease at new office space.

Regulatory and Registration fees have remain consistant,$18,744 for the fiscal year ended December 31, 2001 to $18,682 for the first fiscal year ended December 31, 2002. We anticipate a slight increase in regulatory and registration fees if we need to hire additional series 7 registered representatives to service our increased customer base.

Depreciation and Amortization costs for the fiscal year ended December 31, 2001 and 2002 were $3,550 and $2,160. The need for additional computers is dependent on the firm's growth. Therefore, if we decide to expand and purchase additional hardware The Company anticipates that these costs will increase.

Travel and Entertainment increased from $26,064 for the fiscal year ended December 31, 2001 to $30,724 for the fiscal year ended December 31, 2002. Other expenses which include office supplies and expenses decreased from $72,636 for the fiscal year ended December 31, 2001 to $49,584 for the fiscal year ended December 31, 2002.

As a result of the foregoing, our net income decreased from $(29,350) for the fiscal year ended December 31, 2001 to $(623,381) for the fiscal year ended December 31, 2002. Earning per share for the fiscal year ended December 31, 2001 were $(0.0033) compared to $(0.0691) for the fiscal year ended December 31, 2002 and the weighted average number of common shares outstanding are 9,018,000.

Liquidity and Capital Resources

Since inception, the Company has financed its operation primarily through the sole shareholder of the firm. In April 1999, the Company sold 1,899,600 shares of common stock in a private placement offering. The common stock was issued at $1 per share. The private placement offering generated total proceeds of $1,900,000. Management believes that the cash proceeds from this offering, together with the existing cash balances will be sufficient to meet its anticipated working capital and capital expenditure requirements for the next eighteen months. However, the Company may need to raise additional funds in order to continue operations, support expansion, develop new or enhanced services, respond to competitive pressures or respond to unanticipated requirements. There can be no assurance, however, that additional capital will be available to us on reasonable terms, if at all.

Cash provided by operating activities during fiscal 2001 were $1,012,231 as compared to cash used by operating activities during fiscal 2002 of $(353,318). The Company had a net loss of $623,381, and receivables from clearing organization unchanged, a decrease in securities owned of $259,990, a decrease in securities sold, not yet purchased of $19,962 and an increase in accounts payable and accrued expenses of $28,501.

Cash used in investing activities and cash provided by financing activities were non existent in fiscal 2002.

The Company is subject to the net capital rules of the SEC. At December 31, 2002, the Company had regulatory net capital of $1,081,516, which exceeded the minimum requirements by $981,516.

Management anticipates that the Company's total expenditures will be approximately $600,000 during the next twelve months. Based upon our current plans and assumptions relating to our business plan, we anticipate 15% of this expense to go toward marketing our financial services, which will increase the number of users capable of accessing our system. Other expenditures will include but will not be limited to, employee compensation, including benefits and insurance; occupancy and equipment rental; communications and data processing; and expansion of our network and infrastructure.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 1, 2002, America First Associates Corp terminated its relationship with the accounting firm of Linder and Linder, as the Company's independent auditor. Linder and Linder reported on the Company's statement of financial condition as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flow for the year ended December 31, 2001. Linder and Linder reports did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, during the two most recent fiscal years and any subsequent interim period prior to the their dismissal, the Company had no disagreements with Linder and Linder on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable event as discussed in Item 304(a)(iv) of Registration S-B.

     On January 13, 2003, the Company officially retained the accounting firm of Joseph Troche, CPA as its new independent auditor to audit the Company's financial statement for the fiscal year ended December 31, 2002. Neither during the Company's two most recent fiscal years or any subsequent interim period prior to engaging the new accountant the Company consulted with Joseph Troche, CPA regarding either the accounting or auditing concerns stated in Item 304(a)(v)(D)(2) of Regulation S-B. The Company has provided Joseph Troche, CPA and Linder and Linder with a copy of this report prior to its filing with the Commission; Joseph Troche, CPA and Linder and Linder agree with the comments contained herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer:

Name	Age	Position with the Company
Joseph Ricupero	43	Chief Executive Officer, Secretary and Director
Joseph A. Genzardi	42	President

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
     Mr. Genzardi began his career as a Senior Engineer for Abbott Transistor Labs; a California based military electronics company. Mr. Genzardi graduated from The University of Rhode Island with a Bachelor of Science Degree in Mechanical Engineering and is also a registered General Principal with the NASD.

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
     Based solely on review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required when applicable, the Company believes that during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

     The chief executive officer received annual compensation of $100,000 during the fiscal year ended December 31, 2002 and 2001. The President received annual commission compensation related directly to investment banking activities of $50,000 and $140,000 for years ended 2002 and 2001. The Company leases a car for the chief executive officer and pays health insurance. Commissions are paid to both officers on investment banking activities. No other compensation is given to executive officers.

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

     ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at December 31, 2002, with respect to the beneficial ownership of the common stock of the Company by (a) each person known by us to be the owner of 5% or more of our outstanding common stock; (b) by each officer and director; and (c) by all officers and directors as a group. The named beneficial owner has full voting and investing power with respect to the common stock listed.

Title of Class Amount	Name	Shares of Common Stock Owned(2)	Percent of Class (2)
Common Stock Par Value $.001	Joseph Ricupero	7,118,400	79%
	All officers and directors as a group (2 persons)	7,118,400	79%

With Warrants Exercised
	Joseph Ricupero	7,118,400	60.7%
	Fairchild Formations	999,800	8.5%
	Executive Fund	750,000	6.4%
	Windermere Asset Mgmt	750,000	6.4%
	Total	9,618,200	82.0%

(2) Mr. Ricupero is the only officer/director currently owning common stock of the Company. June 1, 2001, Mr. Ricupero agreed with the Company to retire 3,000,000 shares of his common stock to the Company's treasury without compensation (leaving him 7,118,400 shares) in order to reduce his holdings in the Company and decrease the Company's outstanding shares, and to increase the percent of ownership for the other shareholders in the Company. The Company currently has outstanding 9,018,000 shares of Common Stock. The above table reflects such contributions.

Mr. Ricupero's business address is c/o the Company, 160 E. 56th Street, 6th Floor, New York, N.Y., 10022.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Initially when the Company was formed in 1995 there were 1,000 shares outstanding which Mr. Ricupero was the sole shareholder contributing $165,000 and 20,000 shares authorized. March 1, 1999 sixteen thousand shares were issued to Mr. Ricupero for $65,248 of which 136 were immediately returned so as not to exceed the authorized shares as stated in the Company's Articles of Incorporation. April 1, 1999 twenty million shares were Authorized (par value-.001). End of April 1999 two private placements of 2,970 shares and 166 shares were sold to nine accredited investors. Beginning of May 1999 an additional thirty shares were sold to thirty investors for $18,000.Once both private placements closed, a six hundred for one stock split effective May 1999 resulted in 12,018,000 shares outstanding of which 1,899,600 are the new shareholders.

June 1, 2001, Mr. Ricupero agreed with the Company to retire 3,000,000 shares of his common stock to the Company's treasury without compensation (leaving him 7,118,400 shares) in order to reduce his holdings in the Company and decrease the Company's outstanding shares, and to increase the percent of ownership for the other shareholders in the Company. The Company currently has outstanding 9,018,000 shares of Common Stock.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed by the undersigned, thereunto duly authorized.

AMERICA FIRST ASSOCIATES CORP.

Date: March 1, 2002	By: /s/ Joseph Ricupero
Joseph Ricupero, Chief Executive Officer, Financial Operations Officer

America First Associates Corp.

Financial Statements

Years ended December 31, 2002 and 2001

All other schedules are not required to be filed by registrant.

JOSEPH TROCHE********Certified Public Accountant
32 Main Street, Hastings on Hudson NY 10706, Tel. 914-478-1432; fax 914-478-1315

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

America First Associates Corp.

I have audited the accompanying statement of financial condition of America First Associates Corp. as of December 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Associates Corp. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to the financial statements is presented to comply with the rules and regulations under the Securities and Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. The supplemental schedule for the year ending December 31, 2002 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects the financial date required to be set forth therein in relation to the basic financial statements taken as a whole.

Joseph Troche, CPA Certified Public Accountant

Hastings on Hudson, NY
February 20, 2003

LINDER & LINDER - Certified Public Accountants

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

Linder & Linder Certified Public Accounts

Dix Hills, New York
February 22, 2002

America First Associates Corp.

Statement of Financial Condition

For Year Ended December 31, 2002 and 2001

Assets	December 31, 2002 Audited	December 31, 2001 Audited
Cash and cash equivalents	$ 668,339	$ 1,021,657
Securities owned	411,566	671,556
Office furniture and equipment, net of accumulated depreciation of $23,251; $21,091; in 2002and 2001, respectively	4,322	6,482
Prepaid expenses	16,055	15,429
Other assets	31,175	31,175
Total Assets	$ 1,131,457	$ 1,746,299

Liabilities and shareholder's equity
Liabilities:
Accounts payable and accrued expenses	$ 49,941	$ 21,440
Securities sold, not yet purchased	-	19,962
Total Liabilities	$ 49,941	$ 41,402

Commitments
Shareholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 9,018,000 shares issued and outstanding	9,018	9,018
Additional paid-in capital	2,121,230	2,121,230
Retained earnings	(1,048,732)	(425,351)
Total shareholders' equity	$ 1,081,516	$ 1,704,897
Total liabilities and shareholders' equity	$ 1,131,457	$ 1,746,299

The notes are an integral part of the Financial Statements

America First Associates Corp.

Statement of Operations

For the Years Ended December 31, 2001 and 2002

	Year ended December 31
	2002	2001
Revenues:	Audited	Audited
Commissions	$ 297,848	$ 573,195
Syndicate income	67,548	150,689
Gain on Investments	-	53,466
Interest and other income	16,408	125,458
Total Revenues	$ 381,804	$ 902,808

Expenses:
Employee compensation and benefits	$ 273,217	$ 357,509
Clearing charges	195,527	352,194
Loss on Investments	331,546	-
Consulting and professional fees	18,336	17,553
Communications and data processing	23,988	27,282
Business development	10,121	4,150
Occupancy costs	51,300	50,100
Regulatory and registration fees	18,682	18,744
Depreciation and amortization	2,160	3,550
Travel and entertainment	30,724	26,064
Other expenses	49,584	72,636
Total expenses	$ 1,005,185	$ 929,782

Income (loss) before income taxes	(623,381)	(26,974)
Provision for income taxes	-	2,376
Net income (loss)	$ (623,381)	$ (29,350)

Earnings per share
Basic and Dilutive	(0.0691)	(0.0033)
Weighted Average Commom Stock Outstanding	9,018,000	9,018,0000

 The notes are an integral part of the Financial Statements

America First Associates Corp.

Statement of Changes in Shareholders' Equity

For Years Ended December 31, 2002 and 2001

	Common Stock	Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance, January 1, 2001	$ 9,018	$ 2,121,230	$ (396,001)	$ 1,734,247
Net income (loss)	-	-	(29,350)	(29,350)
Balance, December 31, 2001	9,018	2,121,230	(425,351)	1,704,897
Common Stock Contributed	-	-	-	-
Net income (loss)			(623,381)	(623,381)
Balance, December 31,2002	$ 9,018	$ 2,121,230	$ (1,048,732)	$ 1,081,516

The notes are an integral part of the Financial Statements

America First Associates Corp.

Statement of Cash Flows

For the Years Ended December 31, 2002 and 2001

	2002 Audited	2001 Audited
Cash Flows from Operating Activities
Net income (loss)	$ (623,381)	$ (29,350)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,160	3,550
Changes in assets and liabilities:
(Increase) Decrease in operating assets:
Due to/from from clearing organization - net	-	99,019
Securities owned	259,990	(1,224,822)
Prepaid expenses	(626)	(255)
Other assets	-	-
Increase (decrease) in operating liabilities:
Securities sold, not yet purchased	(19,962)	16,125
Income taxes payable	-	-
Accounts payable and accrued expenses	28,501	(103,644)
Net cash provided by operating activities	(353,318)	1,012,231

Net increase in cash	(353,318)	1,012,231

Cash (overdraft) at Beginning	1,021,657	9,426
Cash and cash equivalents Ending	668,339	$ 1,021,657

Supplemental cash flow disclosure:
Income tax payments	$ 0	$ 2,315
Interest payments	$ 165	$ 599

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

The Company transacts its business with customers located throughout the United States.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives.

	2002	2001
Office Equipment	$27,573	$27,573
Accumulated Depreciation	($23,251)	($21,091)

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

Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less.

Note 2 - Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and sold not yet purchased consist of trading and investment securities at market value, as follows:

	Securities Owned		Securities Sold not yet Purchased
	2002	2001	2002	2001
U.S. Obligations:
Deposit with Clearing Firm	$ 101,577	99,541	$ -	$ -
Corporate stocks	309,989	572,015	-	19,962
	$ 411,566	$ 671,556	$ -	$ 19,962

Note 3 - Deposit with Clearing Broker

The Company operates principally under a clearance agreement with its clearing broker, whereby such broker assumes and maintains the Company's customer accounts.

Note 4 - Due To/From Clearing Firm

Due To/From Clearing Firm arises as a result of the Company's normal security transactions.

Note 5 - Income Taxes

At December 31, 2002, the Company has net operating loss carryforwards of approximately $1,094,000 which expire in 2022. These net operating loss carryforwards may be used to offset future taxable income.

At December 31, 2002, the Company has recorded a deferred tax asset of $433,000 resulting primarily from net operating loss carryforwards. The valuation allowance of $433,000 has been recorded against the deferred tax asset since it is more likely than not that it will not be realized.

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

	2002	2001
Computed at the federal statutory rate of 34%	$(211,000)	$ (10,000)
State and local tax (benefit)	(62,000)	(3,000)
Benefit of Carryover	-
Valuation allowance adjustment	273,000	13,000
Other adjustments	-	2,376
	$ 0	$ 2,376

Note 6 - Commitments and Contingencies

Leases

The Company leases office space pursuant to an operating lease expiring March 31, 2003. For the years ended December 31, 2002 and 2001, rent expense amounted to $51,300 and $50,100 respectively.

The future minimum rental commitment through termination is as follows:

For the year ending December 31,	Amount
2002	$51,300
2003 (3 months)*	12,900

* Month to month tenancy thereafter at a monthly charge of $ 4,300

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

Note 7 - Common Stock

June 1, 2001, The Company's officer/stockholder has contributed 3,000,000 shares of the Company's common stock to be retired by the Company without compensation upon the filed registration statement becoming effective which has been reflected in the financial statements.

Note 8 - Warrants

In April 1999, as part of the sale of the Company common stock, such shareholders received 2,700,000 warrants to purchase the Company's stock at prices from $1-$5 per share. The warrants expired on September 10, 2002.

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

Note 10 - Earning Per Share

	2002	2001
Net Earnings available to common shareholders	$ (623,381)	$ (29,350)
Weighted Ave. shares outstanding	9,018,000	9,018,000*
Basic Earnings Per Share	$ (0.0691)	$ (0.0033)

* On June 1, 2001, the Company's officer/shareholder contributed 3,000,000 shares to the Company which simultaneously retires the shares.

AMERICA FIRST ASSOCIATES CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2002

Year Ended December 31,	Account	Balance, January 31,	Additions	Reductions	Balance, December 31,
2002	Allowance for deferred taxes	$160,000	$ 273,000	$ -	$ 433,000
2001	Allowance for deferred taxes	$147,000	$ 13,000	$ -	$ 160,000

[LOGO HERE]	AMERICA FIRST ASSOCIATES INVESTMENT BANKING FIRM MEMBER: NASD - SIPC - MSRB 160 East 56th St. 6th FLOOR NEW YORK, NY 10022 TELEPHONE: (212) 644-8520 (888) 588-0200 FAX: (212) 644-3515

I, Joseph Ricupero, certify that:

1. I have reviewed this annual report on Form 10-K of America First Associates Corp;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 3, 2003

    Joseph Ricupero

By: /s/ Joseph Ricupero
Chief Executive Officer and Chief Financial Officer