Form 10QSB
period 2003-03-31
AMERICA FIRST ASSOCIATES CORP
filed 2003-05-19
CIK 1084203

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-QSB

_____________________________________

(Mark One) [X] Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003
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

Yes    X      No ____

On March 31, 2003 the registrant had 9,018,000 outstanding shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ______ No        X

America First Associates Corp.
Financial Statements Three Months Ended March 31, 2003
Index to Financial Statements

America First Associates Corp.
Statement of Financial Condition
For The Three Months Ended March 31, 2003

March 31, 2003 Unaudited
Assets
Cash and cash equivalents	$ 633,646
Securities owned	377,029
Office furniture and equipment, net of accumulated depreciation of $23,791; for three months ended 2003	3,782
Prepaid expenses	1443
Other assets	26,000
Total Assets	$ 1,041,900

Liabilities and shareholder's equity
Liabilities:
Accounts payable and accrued expenses	$ 15,000
Securities sold, not yet purchased	-
Total Liabilities	$ 15,000

Commitments
Shareholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 9,018,000 shares issued and outstanding	9,018
Additional paid-in capital	2,121,230
Retained earnings	(1,048,732)
Net Income	(54,616)
Total shareholders' equity	$ 1,026,900
Total liabilities and shareholders' equity	$ 1,041,900

The notes are an integral part of the Financial Statements

America First Associates Corp.
Statement of Operations
For the Three Months Ended March 31, 2003
And
For the Three Months Ended March 31, 2002

Revenues:	2003	2002
Commissions	$ 110,141	$ 82,358
Syndicate income	-	60,000
Principal transactions	-	-
Interest and other income	5,574	4,295
Total Revenues	$ 115,715	$ 146,653

Expenses:
Accrued Expense	$ 15,000	$ -
Consulting and Professional Fees	5,000	-
Loss on Investments	26,114	114,086
Employee compensation and benefits	43,113	44,285
Clearing charges	35,036	48,802
Communications and data processing	3,342	3,374
Business development	2,808	-
Occupancy costs	12,700	12,600
Regulatory and registration fees	16,975	17,351
Depreciation and amortization	540	540
Travel and entertainment	2,627	2,222
Other expenses	5,314	7,767
Total expenses	168,569	136,941
Income (loss) before income taxes	(52,854)	(104, 374)

Provision for income taxes	1,762	-

Net income (loss)	$ (54,616)	$ (104,374)
Earnings Per Share
Basic and Dilutive	(0.006)	(0.0115)
Weighted Average Common Shares Outstanding	9,018,000	9,018,000

The notes are an integral part of the Financial Statements

America First Associates Corp.
Statements of Changes in Shareholders' Equity
For Three Months Ended March 31, 2003

	Common Stock	Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance, December 31, 2002	9,018	2,121,230	(1,048,732)	1,081,516
Net income (loss)	________	_________	(54,616)	(54,616)
Balance, March 31,2003	$ 9,018	$ 2,121,230	$ (1,103,348)	$ 1,026,900

The notes are an integral part of the Financial Statements

America First Associates Corp.

Statement of Cash Flows

For the Three Months Ended March 31, 2003

2003 Unaudited
Cash Flows from Operating Activities
Net income (loss)	$ (54,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	540
Changes in assets and liabilities:
(Increase) Decrease in operating assets:

Marketable Securities	34,537
Prepaid expenses	14,612
Other assets	5,175
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(34,941)
Net cash provided by operating activities	(34,693)

Net increase in cash	(34,693)

Cash and cash equivalents Beginning	668,339
Cash and cash equivalents Ending	$ 633,646

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

Note 1 - Summary of Significant Accounting Policies

America First Associates Corp., (the "Company"), which became a broker-dealer in 1995, is a member of the National Association of Securities Dealers, Inc. and is subject to regulation by the United States Securities and Exchange Commission and the National Association of Securities Dealers, Inc.

The Company principally engages in executing general securities transactions on behalf of its clients. The Company operates principally under a clearance agreement with another broker, whereby such broker assumes and maintains the Company's customer accounts. The Company is responsible for payment of certain customer accounts (unsecured debits) as defined in the agreement. The Company also provides online brokerage services for its customers.

The Company transacts its business with customers located throughout the United States.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives.

	2003	2002
Office Equipment	$27,573	$27,573
Accumulated Depreciation	($23,791)	($21,632)

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

Note 2 - Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and sold not yet purchased consist of trading and investment securities at market value, as follows:

	Securities Owned
	2003	2002
U.S. Obligations:
Deposit with Clearing Firm	$ 100,783	$ 99,971
Corporate stocks	276,246	455,948
	$ 377,029	$ 555,919

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

The future minimum rental commitment through termination is as follows:

For the year ending December 31,	Amount
2002	$51,300
2003 (3 months)*	12,700

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

Note 7 - Off-Balance-Sheet Risk and Concentration of Credit Risk

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

Note 10 - Earning Per Share

	For the Three Months Ended
	2003	2002
Net Earnings available to common shareholders	$ (54,616)	$ (104,374)
Weighted Ave. shares outstanding	9,018,000	9,018,000
Basic Earnings Per Share	$ (0.006)	$ (0.0115)

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

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

     Total revenue for the three months ended March 31, 2003 were $115,715 compared to revenues of $146,653 for the three months ended March 31, 2002. The decrease in total revenue is attributed to the significant decrease in syndicate income. Revenues from syndicate income (i.e. private placements, pipes, syndicate participation of IPO's, investment banking activity) decreased from $60,000 for the three months ended March 31, 2002 to non existent for the three months ended March 31, 2003. Revenues from commissions increased to $110,141 for the three months ended March 31, 2003 from $82,358 for the three months ended March 31, 2002 due primarily to an increase in overall trading activity by online traders. Interest and other income increased to $5,574 for the three months ended March 31, 2003 from $4,295 for the three months ended March 31, 2002. Going forward as the stock market performs positively we anticipate an increase in revenues due to additional products being offered (check writing, debit card) adding to our customer base and investment banking activity with demand for syndicate.

     Total expenses increased to 168,569 for the three months ended March 31, 2003 from $136,941 for the three months ended March 31, 2002. As a result of the decrease in syndicate income (directly related to commissions paid on private placements, IPO's as well as other investment banking activity), employee compensation and benefits decreased to $43,113 for the three months ended March 31, 2003 from $44,285 for the three months ended March 31, 2002. However, as we continue to grow we will need additional employees to service our growing customer base; therefore we anticipate a proportionate increase in employee compensation and benefit expenses. Clearing charges represent payments to our clearing firm who facilitate our clients' transactions. As a result of the decrease in the volume of business conducted by our online clients, such expenses decreased to $35,036 for the three months ended March 31, 2003 from $48,802 for the three months ended March 31, 2002. Loss on investments amounted to $26,114 for the three months ended March 31, 2003 compared a $114,086 loss for the three months ended March 31, 2002 which was attributed to a decline in the overall stock market

Consulting and Professional expenses amounted to $5,000 for the three months ended March 31, 2003 and non-existent for the three months ended March 31, 2002. Accrued Expense was $15,000 for the three months ended March 31, 2003 and non-existent for the three months ended March 31, 2002.

Communications and data processing expense remained constant at $3,342 for the three months ended March 31, 2003 and $3,374 for the three months ended March 31, 2002.

Business development costs consist of advertising costs which have mostly been for online and print advertising to obtain new clients. These expenses increased to $2,808 for the three months ended March 31, 2003 from non-existent for the three months ended March 31, 2002. As the Company increases its planned advertising and promotional efforts to promote its products and services and increase customer base we anticipate an increase in business development.

Occupancy costs increased by $100 to $12,700 for the three months ended March 31, 2003 from $12,600 for the three months ended March 31, 2002. Due to our three year lease terminating March 31, 2003 the Company negotiated a month to month lease at $4,300 per month until it signs a new lease at new office space.

Regulatory and Registration fees have remained consistent at $16,975 for the three months ended March 31, 2003 from $17,351 for the three months ended March 31, 2002. We anticipate a slight increase in regulatory and registration fees if we need to hire additional series 7 registered representatives to service our increased customer base.

Depreciation and Amortization costs for the three months ended March 31, 2003 and 2002 were $540. The need for additional computers is dependent on the firm's growth. Therefore, if we decide to expand and purchase additional hardware The Company anticipates that these costs will increase.

Travel and Entertainment increased to $2,627 for the three months ended March 31, 2003 from $2,222 for the three months ended March 31, 2002. Other expenses which include office supplies and expenses decreased to $5,314 for the three months ended March 31, 2003 from $7,767 for the three months ended March 31, 2002.

As a result of the foregoing, our net loss decreased to $(54,616) for the three months ended March 31, 2003 from $(104,374) for the three months ended March 31, 2002. Earning per share for the three months ended March 31, 2003 were $(0.006) compared to $(0.0115) for the three months ended March 31, 2002 and the weighted average number of common shares outstanding are 9,018,000.

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

Cash provided by operating activities for the three months ended March 31, 2003 were $243,075. The Company had a net loss of $54,616, a decrease in cash and cash equivalent of $258,412 a decrease in securities owned of $33,279 a decrease in prepaid expense of $14,612 and an increase in accounts payable of $34,941.

The Company is subject to the net capital rules of the SEC. At March 31, 2003, the Company had regulatory net capital of $951,701, which exceeded the minimum requirements by $851,701.

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

AMERICA FIRST ASSOCIATES CORP.
Date: May 15, 2003	By: /s/ Joseph Ricupero
Joseph Ricupero, Chief Executive Officer, Financial Operations Officer

JOSEPH TROCHE********Certified Public Accountant
32 Main Street, Hastings on Hudson NY 10706, Tel. 914-478-1432; fax 914-478-1315

Board of Directors
America First Associates Corp.

RE:         AMERICA FIRST ASSOCIATES CORP.

              REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

I have reviewed the accompanying balance sheet of America First Associates Corp., as of March 31, 2003, the statement of changes in stockholders' equity for the three months ended March 31, 2003 and March 31, 2002, and the related statements of income for the three months ended March 31, 2003 and March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of America First Associates Corp.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/Joseph Troche
Joseph Troche, CPA

May 15, 2003
Joseph Troche, CPA
32 Main Street
Hastings on Hudson NY 10706

[LOGO HERE]	AMERICA FIRST ASSOCIATES INVESTMENT BANKING FIRM MEMBER: NASD * SIPC * MSRB 160 East 56th St. 6th FLOOR NEW YORK, NY 10022 TELEPHONE: (212) 644-8520 (888) OTC-NYSE FAX: (212) 644-3515

CERTIFICATION

I, Joseph Ricupero, certify that:

1. I have reviewed this quarterly report on Form 10-Q of America First Associates Corp;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's certifying officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's certifying officer disclosed, based on our most recent evaluation, to the registrant's auditor: a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's certifying officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

  Joseph Ricupero
By: /s/ Joseph Ricupero
Chief Executive Officer and Chief Financial Officer