Form 10QSB
period 2003-06-30
AMERICA FIRST ASSOCIATES CORP
filed 2003-08-15
CIK 1084203

File Number:  000-33371

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________________

FORM 10-QSB

_____________________________________

(Mark One) [X] Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003
OR
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from __________ to _________.

America First Associates Corp.	Delaware	11-3246880
(Exact name of small business issuer as specified in its charter)	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

94 Covert Avenue, Stewart Manor, NY  11530
(Address of principal executive offices)

(516) 437-0866
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No ____

Transitional Small Business Disclosure Format (check one):

Yes ___ No    X

On  June 30, 2003 the registrant had 9,018,000 outstanding shares of common stock, $0.001 par value.

America First Associates Corp.

Financial Statements
Six Months Ended June 30, 2003
Index to Financial Statements

All other schedules are not required to be filed by registrant.

America First Associates Corp.

Statement of Financial Condition

For The Six Months Ended June 30, 2003

June 30, 2003 Unaudited
Assets
Cash and cash equivalents	$ 502,217
Securities owned	460,844
Loan Receivable	71,400
Office furniture and equipment, net of accumulated depreciation of $24,331; for six months ended 2003	3,242
Other assets	26,170
Total Assets	$ 1,063,873

Liabilities and shareholder's equity
Liabilities:
Accounts payable and accrued expenses	$ 15,000
Total Liabilities	$ 15,000

Commitments
Shareholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 9,018,000 shares issued and outstanding	9,018
Additional paid-in capital	2,121,230
Retained earnings	(1,081,375)
Total shareholders' equity	$ 1,048,873
Total liabilities and shareholders' equity	$ 1,063,873

The notes are an integral part of the Financial Statements

America First Associates Corp.
Statement of Operations
For the Three Months Ended June 30, 2003 and 2002
And
For the Six Months Ended June 30, 2003 and 2002

	Three months ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues:
Commissions	$ 144,420	92,056	$ 254,561	174,414
Syndicate income	-	-	-	60,000
Principal transactions	86,953	-	60,779	-
Interest and other income	187	2,694	6,705	6,989
Total Revenues	$ 231,560	94,750	$ 322,046	241,403

Expenses:
Accrued Expense	$ -	-	$ 15,000	-
Consulting and Professional Fees	14,347	-	19,347	-
Loss on Investments	-	211,392	-	325,478
Employee compensation and benefits	146,387	102,803	189,500	147,087
Clearing charges	32,911	70,756	67,948	119,558
Communications and data processing	2,266	3,837	5,608	7,211
Business development	3,174	200	5,982	200
Occupancy costs	12,900	12,900	25,600	25,500
Regulatory and registration fees	2,480	1,035	19,455	18,386
Depreciation and amortization	540	540	1080	1080
Travel and entertainment	3,603	7,812	6,231	8,111
Other expenses	11,035	14,600	16,349	24,291
Total expenses	$ 229,643	$ 425,875	$ 372,100	676,902
Income (loss) before income taxes	1,917	(331,125)	(50,054)	(435,499)
Provision for income taxes	-	-	1,762	-
Net income (loss)	$ 1,917	(331,125)	$ (51,816)	(435,499)
Earnings Per Share Basic and Dilutive	0.0002	(0.0367)	(0.0057)	(0.0483)
Weighted Average Common Shares Outstanding	9,018,000	9,018,000	9,018,000	9,018,000

The notes are an integral part of the Financial Statements

America First Associates Corp.

Statements of Changes in Shareholders' Equity

For Six Months Ended June 30, 2003

	Common Stock	Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance, December 31, 2002	9,018	2,121,230	(1,048,732)	1,081,516
Net income (loss)			(51,816)	(51,816)
Adjusting Journal Entry, January 1, 2003*			19,173	19,173
Balance, June 30, 2003	$ 9,018	$ 2,121,230	$ (1,081,375)	$ 1,048,873

Journal entry on January 1, 2003 to adjust Accounts Payable and Retained Earnings to reflect Auditors books.

The notes are an integral part of the Financial Statements

America First Associates Corp.

Statement of Cash Flows

For the Six Months Ended June 30, 2003

2003 Unaudited
Cash Flows from Operating Activities
Net income (loss)	$ (51,816)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	1080
Cash and Cash Equivalents	262,318
Marketable Securities	(49,278)
Prepaid expenses	16,055
Loan Receivable	(71,400)
Other assets	5,005
Adjustments to Retained Earnings	19,173
Accounts payable and Accrued expenses	(34,941)
Net cash provided by operating activities	96,196
Cash and cash equivalents Beginning	111,508
Cash and cash equivalents Ending	$ 207,705

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2003

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

The Company transacts its business with customers located throughout the United States.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives.

	2003	2002
Office Equipment	$27,573	$27,573
Accumulated Depreciation	($24,331)	($22,711)

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

Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include highly liquid debt instruments with original maturities of three months or less.

Note 2 - Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and sold not yet purchased consist of trading and investment securities at market value, as follows:

	Securities	Owned
	2003	2002
U.S. Obligations:	-	-
Deposit with Clearing Firm	$ 102,087	$ -
Corporate stocks	358,757	344,928
	$ 460,844	$ 344,928

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

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

	2002	2001
Computed at the federal statutory rate of 34%	$ (211,000)	$ (10,000)
State and local tax (benefit)	(62,000)	(3,000)
Benefit of Carryover	-
Valuation allowance adjustment	273,000	13,000
Other adjustments	-	2,376
	$ 0	$ 2,376

Note 6 - Commitments and Contingencies

Leases

The Company leases office space pursuant to a three year commitment at a monthly rent of $4,300. For the year ended December 31, 2002 rent expense amounted to $51,300 and $25,600 for the Six Months Ending June 30, 2003.

The future rental commitment through termination is as follows:

For the year ending December 31,	Amount
2002	$51,300
2003 (6 months)*	25,600

* Monthly Occupancy charge of $ 4,300, except for one month at $4,100.

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

Note 10 - Earning Per Share

	For the Six Months Ended
	2003	2002
Net Earnings available to common shareholders	$ (51,816)	$ (435,499)
Weighted Ave. shares outstanding	9,018,000	9,018,000
Basic Earnings Per Share	$ (0.0057)	$ (0.0483)

Note 11- Short Term Loan/Note Receivable

Officer of Company has short term note receivable to be paid in full on or before December 31, 2003 of $71,400.

AMERICA FIRST ASSOCIATES CORP.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2002

Year Ended December 31,	Account	Balance, January 31,	Additions	Reductions	Balance, December 31,
2002	Allowance for deferred taxes	$ 160,000	$ 273,000	$ -	$ 433,000
2001	Allowance for deferred taxes	$ 147,000	$ 13,000	$ -	$ 160,000

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

Results of Operations

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Total revenue for the Three Months Ended June 30, 2003 was $231,560 compared to revenues of $94,750 for the Three Months Ended June 30, 2002. The increase in total revenue is attributed to the significant increase in commission income and gain on principle transactions. Revenues from syndicate income (i.e. private placements, pipes, syndicate participation of IPO's, investment banking activity) were non existent for the Three Months Ended June 30, 2003 and for the Three Months Ended March 31, 2002. Revenues from commissions increased to $114,420 for the Three Months Ended June 30, 2003 from $92,056 for the Three Months Ended June 30, 2002 due primarily to an increase in overall trading activity by online traders. Interest and other income decreased to $187 for the Three Months Ended June 30, 2003 from $2,694 for the Three Months Ended June 30, 2002. Principle gain on transactions increased to $86,953 for the Six Months Ended June 30, 2003 compared to non existent for the Six Months Ended June 30, 2002. Going forward as the stock market performs positively we anticipate an increase in revenues due to additional products being offered (check writing, debit card) adding to our customer base and investment banking activity with demand for syndicate.

Total expenses decreased to $229,643 for the Three Months Ended June 30, 2003 from $425,875 for the Three Months Ended June 30, 2002. The decrease in total expense is attributable to a substantial loss of investments of $211,392 for the Six Months Ended June 30, 2002. Employee compensation and benefits increased to $146,387 for the Three Months Ended June 30, 2003 from $102,803 for the Three Months Ended June 30, 2002. As we continue to grow we will need additional employees to service our growing customer base; therefore we anticipate a proportionate increase in employee compensation and benefit expenses. Clearing charges represent payments to our clearing firm who facilitate our clients' transactions. As a result of a decrease in rates with our clearing firm, such expenses decreased to $32,911 for the Six Months Ended June 30, 2003 from $70,756 for the Six Months Ended June 30, 2002. Loss on investments were non existent for the Three Months Ended June 30, 2003 compared to $211,392 for the Three Months Ended June 30, 2002 which was attributed to a decline in the overall stock market

Consulting and Professional expenses amounted to $14,347 for the Six Months Ended June 30, 2003 and non-existent for the Six Months Ended June 30, 2002. This expense is mainly attributed to our annual audit and legal fees associated with a broker/dealer

Communications and data processing expense decreased to $2,266 for the Three Months Ended June 30, 2003 from $3,837 for the Three Months Ended June 30, 2002.

Business development costs consist of advertising costs which have mostly been for online and print advertising to obtain new clients. These expenses increased to $3,174 for the Three Months Ended June 30, 2003 from $200 for the Three Months Ended June 30, 2002. As the Company increases its planned advertising and promotional efforts to promote its products and services and increase customer base we anticipate an increase in business development.

Occupancy costs remained constant at $12,900 for the Three Months Ended June 30, 2003 and for the Three Months Ended June 30, 2002. Due to our new lease the Company will remain at its negotiated lease commitment of $4,300 per month for its new office space.

Regulatory and Registration fees have increased to $2,480 for the Three Months Ended June 30, 2003 from $1,035 for the Three Months Ended June 30, 2002. We anticipate a slight increase in regulatory and registration fees if we need to hire additional series 7 registered representatives to service our increased customer base.

Depreciation and Amortization costs for the Three Months Ended June 30, 2003 and 2002 were $540. The need for additional computers is dependent on the firm's growth. Therefore, if we decide to expand and purchase additional hardware The Company anticipates that these costs will increase.

Travel and Entertainment decreased to $3,603 for the Three Months Ended June 30, 2003 from $7,812 for the Three Months Ended June 30, 2002. Other expenses which include office supplies, postage, etc. decreased to $11,035 for the Three Months Ended June 30, 2003 from $14,600 for the Three Months Ended June 30, 2002.

As a result of the foregoing, the Company posted a net income of $1,917 for the Three Months Ended June 30, 2003 compared to a net loss of $(331,125) for the Three Months Ended June 30, 2002. Earning per share for the Three Months Ended June 30, 2003 were $0.0002 compared to $(0.0367) for the Three Months Ended June 30, 2002 and the weighted average number of common shares outstanding are 9,018,000.

Results of Operations

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

Total revenue for the Six Months Ended June 30, 2003 was $322,046 compared to revenues of $241,403 for the Six Months Ended June 30, 2002. The increase in total revenue is attributed to the significant increase in commission income. Revenues from syndicate income (i.e. private placements, pipes, syndicate participation of IPO's, investment banking activity) decreased to non existent for the Six Months Ended June 30, 2003 from $60,000 for the Six Months Ended June 30, 2002. Revenues from commissions increased to $254,561 for the Six Months Ended June 30, 2003 from $174,414 for the Six Months Ended June 30, 2002 due primarily to an increase in overall trading activity by online traders. Interest and other income slightly decreased to $6,705 for the Six Months Ended June 30, 2003 from $6,989 for the Six Months Ended June 30, 2002. Principle gain on transactions increased to $60,779 for the Six Months Ended June 30, 2003 compared to non existent gain for the Six Months Ended June 30, 2002. Going forward as the stock market performs positively we anticipate an increase in revenues due to additional products being offered (check writing, debit card) adding to our customer base and increased investment banking activity with demand for syndicate.

Total expenses decreased to $372,100 for the Six Months Ended June 30, 2003 from $676,902 for the Six Months Ended June 30, 2002. The decrease in total expense is attributable to a substantial loss of investments of $325,478 for the Six Months Ended June 30, 2002. Employee compensation and benefits increased to $189,500 for the Six Months Ended June 30, 2003 from $147,087 for the Six Months Ended June 30, 2002. As we continue to grow we will need additional employees to service our growing customer base; therefore we anticipate a proportionate increase in employee compensation and benefit expenses. Clearing charges represent payments to our clearing firm who facilitate our clients' transactions. As a result of a decrease in rates with our clearing firm, such expenses decreased to $67,948 for the Six Months Ended June 30, 2003 from $119,558 for the Six Months Ended June 30, 2002.

Consulting and Professional expenses amounted to $19,347 for the Six Months Ended June 30, 2003 and non-existent for the Six Months Ended June 30, 2002. This expense is mainly attributed to our annual audit and legal fees associated with a broker/dealer. Accrued Expense was $15,000 for the Six Months Ended June 30, 2003 and non-existent for the Six Months Ended June 30, 2002.

Communications and data processing expense decreased to $5,608 for the Six Months Ended June 30, 2003 from $7,211 for the Six Months Ended June 30, 2002.

Business development costs consist of advertising costs which have mostly been for online and print advertising to obtain new clients. These expenses increased to $5,982 for the Six Months Ended June 30, 2003 from $200 for the Six Months Ended June 30, 2002. As the Company increases its planned advertising and promotional efforts to promote its products and services and increase customer base we anticipate an increase in business development.

Occupancy costs remain relevantly constant at $25,600 for the Six Months Ended June 30, 2003 from $25,500 for the Six Months Ended June 30, 2002. Due to our new lease the Company will remain at its negotiated lease commitment of $4,300 per month for its new office space.

Regulatory and Registration fees have remained consistent at $19,455 for the Six Months Ended June 30, 2003 from $18,386 for the Six Months Ended June 30, 2002. We anticipate a slight increase in regulatory and registration fees if we need to hire additional series 7 registered representatives to service our increased customer base.

Depreciation and Amortization costs for the Six Months Ended June 30, 2003 and 2002 were $1080. The need for additional computers is dependent on the firm's growth. Therefore, if we decide to expand and purchase additional hardware The Company anticipates that these costs will increase.

Travel and Entertainment decreased to $6,231 for the Six Months Ended June 30, 2003 from $8,111 for the Six Months Ended June 30, 2002. Other expenses which include office supplies, postage, etc. decreased to $16,349 for the Six Months Ended June 30, 2003 from $24,291 for the Six Months Ended June 30, 2002.

As a result of the foregoing, our net loss decreased to $(51,816) for the Six Months Ended June 30, 2003 from $(435,499) for the Six Months Ended June 30, 2002. Earning per share for the Six Months Ended June 30, 2003 were $(0.0057) compared to $(0.0483) for the Six Months Ended June 30, 2002 and the weighted average number of common shares outstanding are 9,018,000.

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

Cash provided by operating activities for the Six Months Ended June 30, 2003 were $96,196. The Company had a net loss of $51,816, an increase in cash and cash equivalent of $262,318 a decrease in securities owned of $49,278 a decrease in loans receivable of $71,400, an increase in prepaid expense of $16,055, an increase in adjustments to retained earnings of $19,173 and an increase in accounts payable of $34,941.

The Company is subject to the net capital rules of the SEC. At June 30, 2003, the Company had regulatory net capital of $886,576, which exceeded the minimum requirements by $786,576.

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

AMERICA FIRST ASSOCIATES CORP.
Date: August 15, 2003	By: /s/ Joseph Ricupero
Joseph Ricupero, Chief Executive Officer, Financial Operations Officer

[LOGO HERE]	AMERICA FIRST ASSOCIATES INVESTMENT BANKING FIRM MEMBER: NASD * SIPC * MSRB 94 COVERT AVENUE STEWART MANOR, NY 11530 TELEPHONE: (516) 437-0866 (888) OTC-NYSE FAX: (516) 437-0867

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

Dated: August 15, 2003

  Joseph Ricupero
By: /s/ Joseph Ricupero
Chief Executive Officer and Chief Financial Officer