Form 10QSB
period 2004-03-31
AMERICA FIRST ASSOCIATES CORP
filed 2004-07-20
CIK 1084203

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from        to
Commission file number 000-33371

AMERICA FIRST ASSOCIATES CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	11-324688
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 Covert Avenue, Stewart Manor, NY 11530
(Address of principal executive offices)

(516) 437-0866
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 8,568,200

AMERICA FIRST ASSOCIATES CORP.
INDEX TO FORM 10-QSB

Contents	Page
Part I. Financial Information
Item 1: Financial Statements:
Statement of Financial Condition as of March 31, 2004 and December 31,2003
Statement of Operations for the three months ended March 31 2004, and 2003
Statement of Changes in Shareholders Equity for the three months ended March 31, 2004
Statement of Cash Flows for the three months ended March 31, 2004 and 2003
Notes to Financial Statements
Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations
Part II. Other Information
Item 1: Legal Proceedings
Item 2: Changes in Securities
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to Vote of Security Holders
Item 5: Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF FINANCIAL CONDITION
MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004 Unaudited	December 31, 2003 Audited
Assets
Cash and cash equivalents	$339,273	$302,472
Securities owned marked at market	829,738	683,667
Deposit with clearing organization - Securities	100,031	100,599
Receivables from clearing organization	36,853	80,981
Prepaid expenses	5,623	21,448
Other assets	170	170
Total Assets	$1,311,688	$1,189,337

Liabilities and shareholder's equity
Liabilities:
Accounts payable and accrued expenses	$34,959	$35,951
Total Liabilities	$34,959	$35,951
Commitments
Shareholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 8,568,200 shares issued and outstanding as of March 31, 2004 and December 31, 2003	$8,568	$8,568
Additional paid-in capital	1,996,680	1,996,680
Retained earnings (Deficit)	(728,519)	(851,862)
Total shareholders' equity	1,276,729	1,153,386
Total liabilities and shareholders' equity	$1,311,688	$1,189,337

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues:	2004 Unaudited	2003 Unaudited
Commissions	$195,543	$110,141
Principal transactions	136,628	(26,114)
Interest and other income	4,199	5,574
Total revenues	$336,370	$89,601

Expenses:
Consulting and Professional Fees	5,261	5,000
Employee compensation and benefits	95,660	43,113
Clearing charges	45,218	50,036
Communications and data processing.	3,746	3,342
Business development	750	2,808
Occupancy costs	15,000	12,700
Regulatory and registration fees	13,650	16,975
Depreciation and amortization	--	540
Travel and entertainment	15,892	2,627
Other expenses	17,850	5,314
Total expenses	$213,027	$142,455

Income (loss) before income taxes	123,343	(52,854)
Provision for income taxes	49,000	1,762
Tax benefit of loss carryforward	(49,000)	--
Net income (loss)	$123,343	(54,616)
Earnings Per Share
Basic and Dilutive
Weighted Average Common Shares Outstanding	8,568,200	9,018,000

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Common Stock	Common Stock	Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance, December 31, 2003	8,568,200	$ 8,568	$ 1,996,680	$ (851,862)	$ 1,153,386
Net income (loss)				123,343	123,343
Balance, March 31,2004	8,568,200	$ 8,568	$ 1,996,680	$ (728,519)	$ 1,276,729

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	March 31, 2004 Unaudited	March 31, 2003 Unaudited
Cash Flows from Operating Activities
Net income (loss)	$ 123,343	$ (54,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	--	540
Changes in assets and liabilities:
(Increase) Decrease in operating assets:
Marketable Securities	(146,071)	34,537
Prepaid expenses	15,826	14,612
Other assets	--	5,175
Due to/from clearing organization-net	44,128	--
Deposit with clearing organization	567	--
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(992)	(34,941)
Net cash provided by operating activities	36,801	(34,693)
Net increase in cash	36,801	(34,693)
Cash and cash equivalents Beginning	302,472	668,339
Cash and cash equivalents Ending	$ 339,273	$ 633,646

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

America First Associates Corp. (the Company) is a Delaware Corporation that was formed in 1995 with one office located at 94 Covert Ave., Stewart Manor, NY 11530. There is no public trading market for the Company's common stock and it is not listed on any exchange. The Company plans to apply for listing on the OTC Bulletin Board and anticipates trading by fiscal year ending 2004.

The Company is engaged in a single line of business as a securities broker-dealer, which comprises several classes of services, including principal transactions, agency transactions, investment banking, investment advisory, and venture capital activities. The Company principally engages in executing general securities transactions on behalf of its clients.

The Company operates principally under a clearance agreement with another broker-dealer organization. Under the agreement, the contracted broker-dealer assumes and maintains the Company's customer accounts and performs custodial functions regarding customer securities. The Company is responsible for payment of certain customer accounts (unsecured debits) as defined in the agreement. The Company also provides on-line brokerage services for its customers.

The Company transacts its business with customers located throughout the United States.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

For purposes of the Statement of Cash Flow, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than ninety days, that are not held for sale in the ordinary course of business. The Company maintains cash balances at a financial institution. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Financial Instruments

As of December 31, 2003, the carrying value of the Company' s financial instruments including cash, cash equivalents and cash deposits with clearing organization, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments.

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

Securities Transactions Revenues

Securities transactions and the related revenue and expenses are recorded on a settlement date basis. The recording of securities transactions on a trade date basis was considered, and the difference was deemed immaterial.

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Transactions Revenues (Continued)

Customers' securities and commodities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis. Accounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition. All accounts receivable as of December 31, 2003 and March 31, 2004 are receivables from the clearinghouse organization.

Marketable securities are valued at market value, and securities not readily marketable are valued at fair value as determined by management.

Revenue Recognition

Investment Banking

Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Revenues also include fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Commissions Income and Expenses

Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

Investment Advisory Income

Investment advisory fees when earned are generally received quarterly but are recognized as earned on a pro rata basis over the term of the contract.

Interest Income

Interest income is recorded on the accrual basis and dividend income is recognized on the next dividend date.

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Principal Transactions

Principal transactions consist of the Company's trading gains and losses on a net basis.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense in the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between the years.

Depreciation

Depreciation is provided on a straight-line basis using estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

	March 31, 2004	December 31, 2003
Office Equipment	$ 8,390	$ 8,390
Accumulated Depreciation	8,390	(8,390)
	$ --	$ --

The Company wrote off fully depreciated assets in the amount of $19,183 in 2003 as a result of its moving offices. Depreciation expenses were $540 for the quarter ending March 31, 2003 and $0 for the quarter ending March 31, 2004.

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company is engaged in various trading and brokerage activities with counter parties, primarily broker-dealers, banks, and other financial institutions. In the event counter parties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counter party or issue of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counter party.

NOTE 4. LEASE OBLIGATIONS TO PRINCIPAL SHAREHOLDER

On April 2, 2003 the principal shareholder and officer of the Company purchased the office building currently occupied by the Company, located at 94 Covert Avenue, Stewart Manor, NY. The shareholder used personal funds and a bonus of $230,000 received from the Company in partial payment for the acquisition cost. The bonus was later rescinded and returned, to provide the Company with additional working capital.

The Company has leased the office space from the shareholder for a term of five years, with an option to extend the lease for additional five years. The lease began on April 2, 2003 and covers approximately 3,700 square feet. Aggregate annual future rentals for office space at March 31, 2004, are approximately as listed below:

2004	$ 45,000
2005	60,000
2006	60,000
2007	60,000
2008	15,000
$ 240,000

Rent expense for March 31, 2004 and 2003 were $15,000 and $12,700, respectively.

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 5. COMMITMENTS AND CONTINGENCIES

On April 2, 1997, the Company entered an agreement with U.S. Clearing Corp. (USCC), a registered broker-dealer and a member of New York Stock Exchange to provide a facility for its customers to buy and sell securities. All Company's customer and proprietary accounts whether cash, margin or delivery are placed with and cleared by the USCC.

The Company is solely responsible for all compliance, supervisory, and internal audit functions as they relate to its officers, employees, and associates. The Company is responsible for supervisory review of any accounts over which its officers, employees, or agents have discretionary authority. The NYSE, NASD, and SEC require the Company to be adequately knowledgeable regarding its customers and their investment objectives.

The USCC is responsible for complying with the NASD's Rules of Fair Practice, the Rules of Option Trading, and rules of other examining authorities.

The USCC has the custody of all securities in the accounts and registers them under the contract. For the securities that are traded over the counter, the USCC assumes the risk for the dealer with whom it executes transactions.

Under the agreement, the Company has financial liability under the following conditions:

1.	In the case of purchases or sales of securities in an account, until the client has satisfactorily made settlement with the necessary cleared funds or securities.
2.	Loss incurred in transactions with firms with which it deals on a principal basis.
3.	Customer transactions and maintenance margin calls, until actual and complete payment is made to the USCC.
4.	Losses incurred in connection with any check-writing privilege or debit or credit card services extended by a provider to the Company's customers introduced to the USCC.

In order to participate and takedown shares in an underwriting, the Company as a correspondent is required to have $250,000 in net capital and the Company Good Faith Deposit must be no less than 30% of its commitments.

NOTE 6. REPURCHASE OF SHARES

On August 21, 2003 the Company purchased from three of its shareholders 449,800 shares for $125,000, or $.28 per share. The three shareholders had originally paid $449,800 for the shares or $1 per share. The shares have been retired.

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 7. PENSION PLAN

The Company has a defined contribution plan under section 401(K) of the Internal Revenue Code. The plan covers substantially all its employees, and provides for participants to defer salary, up to statutory limitations. The Company is not required to make a matching contribution.

NOTE 8. NET CAPITAL REQUIREMENTS

The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 (and the rule of the "applicable" exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1).

The Company is also subject to the Commodity Futures Trading Commission's (CFTC's) minimum financial requirements (Regulation 1.17), which require that the Company maintain net capital, as defined, equal to 4 percent of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined.

NOTE 9. INCOME TAXES

At December 31, 2003, the Company has net operating loss carryforwards of approximately $897,100 which expire in 2022. These net operating loss carryforwards may be used to offset future taxable income.

At December 31, 2003, the Company has recorded a deferred tax asset of $356,000 resulting primarily from net operating loss carryforwards. The valuation allowance of $356,000 has been recorded against the deferred tax asset since it is more likely than not that it will not be realized. The valuation allowance of $433,000, for 2002, was reduced by $79,000 to recognize the tax benefit of loss carryforward in 2003.

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

	2004	2003
Computed at the federal Statutory rate of 34%	$ 42,000	$ 66,000
State and local tax (benefit)	7,000	13,000
Benefit of Carryover	(49,000)	(79,000)
	$ --	$ --

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 10. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share of common stock were computed by dividing income available to common stockholders (net income, less the preferred stock dividend requirement), by the weighted average number of common shares outstanding for the year. Diluted earnings per share are not presented because the Company has issued no dilutive potential common shares. Diluted earnings per share is the same as the basic earnings per share because the Company has issued no dilutive potential securities.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of financial condition and the results of operation of the Company should be read in conjunction with the dated Financial Statements and the related notes and other financial information included in the Company's Form 10-SB filed in April 2004. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

America First Associates Corporation (The "Company") has conducted its operations as a fully disclosed brokerage firm registered with the Securities and Exchange Commission, the National Association of Securities Dealers and 50 state securities divisions including the District of Columbia and Puerto Rico. The Company is a provider of cost-effective, full-service online financial service targeting the rapid growth momentum of individual investors who utilize the Internet for their personal investment objectives. The Company provides customers the ability to buy and sell securities, mutual funds, bonds and other investment financial instruments as well as providing clients with 24 hour account access and real-time electronic information on stocks, market indices, analysts' research and news. The Company plans to continue to provide quality service to our current customers while increasing brand awareness and customer loyalty. Management's strategy is to expand the Company's business and operations by strategically using the internet and other advertising outlets to efficiently market and distribute our services to potential customers and build brand awareness on a national level to increase our customer base.

AMERICA FIRST ASSOCIATES CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS (continued)

Results of Operations

Fiscal Year Ended March 31, 2004, compared to Fiscal Year Ended March 31, 2003

Total revenue for the quarter ended March 31, 2004, were $336,370, an increase of $246,769 or 275% as compared to revenues of $89,601 for the quarter ended March 31, 2003. The increase in total revenue is attributed to the significant increase in online trading and gains on investments. Revenues from commissions increased by $85,402 or 78%, to $195,543 for the quarter year ended March 31, 2004 from $110,141 for the quarter ended March 31, 2003 due primarily to an increase in overall trading activity by online traders. Revenues from principal transactions increased to $136,628 for the quarter ended March 31, 2004 from a loss of $26,114 for the quarter ended March 31, 2003 an increase of 623%. Interest and other income decreased to $4,199 for the quarter ended March 31, 2004 from $5,574 for the quarter ended March 31, 2003 due to a decrease in lower interest paid on U.S. Obligations purchased by the firm.

Total expenses increased by $70,572, or 50% to $213,027 for the quarter ended March 31, 2004 from $142,455 for the quarter ended March 31, 2003. Employee compensation and benefits increased by 122%, to $95,660 for the quarter ended March 31, 2004 from $43,113 for the quarter ended March 31, 2003. Salaries increased based on increased commissions and trading profits earned by AFAC. As we continue to grow we will need additional employees to service our growing customer base; therefore we anticipate a proportionate increase in employee compensation and benefit expenses. Clearing charges represent payments to our clearing firm who facilitate our clients' transactions. Such expenses decreased by 10%, to $45,218 for the quarter ended March 31, 2004 from $50,036 for the quarter ended March 31, 2003.

Consulting and professional fees increased to $5,261 for the quarter ended March 31, 2004 from $5,000 for the quarter ended March 31, 2003.

Communications and data processing expense increased to $3,746 for the quarter ended March 31, 2004 from $3,342 for quarter ended March 31, 2003.

Business development costs consist of advertising costs which have mostly been for online and print advertising to obtain new clients. These expenses decreased 73% to $750 for the quarter ended March 31, 2004 from $2,808 for the quarter ended March 31, 2003.

AMERICA FIRST ASSOCIATES CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS (continued)

Occupancy costs increased to $15,000 for the quarter ended March 31, 2004 from $12,700 for the quarter ended March 31, 2003. Rent increased because of a move from an 1,800 sq ft. office in NYC to Long Island where the Company now leases store front office space with approximately 3700 sq. ft on two floors.

Regulatory and Registration fees decreased to $13,650 for the quarter ended March 31, 2004 from $16,975 for the quarter ended March 31, 2003. We anticipate an increase in regulatory and registration fees due to the expected need of hiring additional series 7 registered representatives to service an increased customer base.

Depreciation and Amortization costs for the quarter ended March 31, 2004 and 2003 were $0 and $540. The need for additional computers is dependant on the firm's growth. Therefore, as we continue to expand and purchase additional hardware, the Company anticipates that these costs will increase.

Travel and entertainment increased to $15,892 for the quarter ended March 31, 2004 from $2,627 for the quarter ended March 31, 2003. Other expenses which include office supplies and expenses increased to $17,850 for the quarter ended March 31, 2004 from $5,314 for the quarter ended March 31, 2003.

As a result of the foregoing, our net income amounted to $123,343 for the quarter ended March 31, 2004 as compared to a net loss of $52,854 for the quarter ended March 31, 2003.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

AMERICA FIRST ASSOCIATES CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES (CONTINUED)

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Form 10-SB for the year ended December 31, 2003 filed in March 2004.

ITEM 2. CHANGES IN SECURITIES

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There has been no submission of a matter to vote by security holders in 2003 or 2004.

ITEM 5. OTHER INFORMATION

Exhibits

     (a) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
     (b) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Report on Form 8-K

None

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Form 10SB to its Registration Statement to be signed by the undersigned, thereunto duly authorized.

AMERICA FIRST ASSOCIATES CORP.
Date: July 17, 2004	By: /s/ Joseph Ricupero .
Joseph Ricupero, Chief Executive Officer, Financial Operations Officer

Exhibit 31.1

CERTIFICATION

I, Joseph Ricupero, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of America First Associates Corp;

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

Dated: July 19, 2004

    Joseph Ricupero
By: /s/ Joseph Ricupero
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Joseph Ricupero, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of America First Associates Corp;

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

Dated: July 19, 2004

     Joseph Ricupero
 By: /s/ Joseph Ricupero
Chief Financial Officer

AMERICA FIRST ASSOCIATES CORPORATION

EXHIBIT 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of America First Associates Corporation (the "Company") on Form 10-QSB of the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Joseph Ricipero, Chief Financial Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 19, 2004

/s/ Joseph Ricupero
Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

AMERICA FIRST ASSOCIATES CORPORATION

EXHIBIT 32.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of America First Associates Corporation (the "Company") on Form 10-QSB of the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Joseph Ricipero, Chief Executive Officer of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 19, 2004

/s/ Joseph Ricupero
Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.