Form 10QSB/A
period 2004-03-31
AMERICA FIRST ASSOCIATES CORP
filed 2004-09-01
CIK 1084203

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB/A

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from _______ to
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

For the first quarter of 2003 we were concentrating on setting up a new office and moving to our Long Island facility. There was no activity to promote investment banking business. In 2004 that activity began again and therefore there was a 505% increase in travel and entertainment from $2,627 to $15,892.

Other expenses which include office supplies and expenses increased to $17,850 for the quarter ended March 31, 2004 from $5,314 for the quarter ended March 31, 2003.

As a result of the foregoing, our net income amounted to $123,343 for the quarter ended March 31, 2004 as compared to a net loss of $54,616 for the quarter ended March 31, 2003.

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
Joseph Ricupero, Chief Executive Officer, Financial Operations Officer