Form 10QSB/A
period 2004-03-31
AMERICA FIRST ASSOCIATES CORP
filed 2004-11-22
CIK 1084203

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

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF FINANCIAL CONDITION
MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004 Unaudited	December 31, 2003 Audited
Assets
Cash and cash equivalents	$ 339,273	$ 302,472
Securities owned marked at market	829,738	683,667
Deposit with clearing organization - Securities	100,031	100,599
Receivables from clearing organization	36,853	80,981
Prepaid expenses	5,623	21,448
Other assets	170	170
Total Assets	$ 1,311,688	$ 1,189,337

Liabilities and shareholder's equity
Liabilities:
Accounts payable and accrued expenses	$ 34,959	$ 35,951
Total Liabilities	$ 34,959	$ 35,951

Commitments
Shareholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 8,568,200 shares issued and outstanding as of March 31, 2004 and December 31, 2003	$ 8,568	$8,568
Additional paid-in capital	1,996,680	1,996,680
Retained earnings (Deficit)	(728,519)	(851,862)
Total shareholders' equity	1,276,729	1,153,386
Total liabilities and shareholders' equity	$ 1,311,688	$ 1,189,337

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues:	2004 Unaudited	2003 Unaudited
Commissions	$ 195,543	$ 110,141
Principal transactions	136,628	(26,114)
Interest and other income	4,199	5,574
Total revenues	$ 336,370	$ 89,601

Expenses:
Consulting and Professional Fees	5,261	5,000
Employee compensation and benefits	95,660	43,113
Clearing charges	45,218	50,036
Communications and data processing.	3,746	3,342
Business development	750	2,808
Occupancy costs	15,000	12,700
Regulatory and registration fees	13,650	16,975
Depreciation and amortization	--	540
Travel and entertainment	15,892	2,627
Other expenses	17,850	5,314
Total expenses	$ 213,027	$ 142,455

Income (loss) before income taxes	123,343	(52,854)
Provision for income taxes	49,000	1,762
Tax benefit of loss carryforward	(49,000)	--
Net income (loss)	$ 123,343	$ (54,616)
Earnings Per Share
Basic and Dilutive
Weighted Average Common Shares Outstanding	8,568,200	9,018,000

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

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	March 31, 2004 Unaudited	March 31, 2003 Unaudited
Cash Flows from Operating Activities	$ 123,343	$ (54,616)
Net income (loss)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	--	540
Changes in assets and liabilities:
(Increase) Decrease in operating assets:
Marketable Securities	(146,071)	34,537
Prepaid expenses	15,826	14,612
Other assets	--	5,175
Due to/from clearing organization-net	44,128	--
Deposit with clearing organization	567	--
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(992)	(34,941)
Net cash provided by operating activities	36,801	(34,693)
Net increase in cash	36,801	(34,693)
Cash and cash equivalents Beginning	302,472	668,339
Cash and cash equivalents Ending	$ 339,273	$ 633,646

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

	March 31, 2004	December 31, 2003
Office Equipment	$ 8,390	$ 8,390
Accumulated Depreciation	(8,390)	(8,390)
	$ --	$ --

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

ITEM 5. OTHER INFORMATION

Exhibits

(31.1) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
(31.2) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Report on Form 8-K

None

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Form 10-QSB to its Registration Statement to be signed by the undersigned, thereunto duly authorized.

AMERICA FIRST ASSOCIATES CORP.
Date: November 9, 2004	By: /s/ Joseph Ricupero
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