Form 10QSB/A
period 2004-06-30
AMERICA FIRST ASSOCIATES CORP
filed 2004-11-22
CIK 1084203

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB/A

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____to
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
Statement of Financial Condition as of June 30, 2004 and December 31,2003
Statement of Operations for the six months ended June 30 2004, and 2003
Statement of Operations for the three months ended June 30, 2004 and 2003
Statement of Changes in Shareholders Equity for the period January 1, 2003 to June 30, 2004
Statement of Cash Flows for the six months ended June 30, 2004 and 2003
Notes to Financial Statements
Item 2:	Management's Discussion and Analysis of Financial Conditions and Results of Operations
Part II. Other Information
Item 1: Legal Proceedings
Item 2: Changes in Securities
Item 3: Defaults Upon Senior Securities
Item 4: Submission of Matters to Vote of Security Holders
Item 5: Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF FINANCIAL CONDITION
JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004 Unaudited	December 31, 2003 Audited
Assets
Cash and cash equivalents	$ 112,487	$ 302,472
Securities owned marked at market	881,613	683,667
Deposit with clearing organization - Securities	100,159	100,599
Receivables from clearing organization	37,788	80,981
Prepaid expenses	5,622	21,448
Other assets	170	170
Total Assets	$ 1,137,839	$ 1,189,337

Liabilities and shareholder's equity
Liabilities:
Accounts payable and accrued expenses	$ 31,121	$ 35,951
Total Liabilities	$ 31,121	$ 35,951

Commitments
Shareholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized, 8,568,200 shares issued and outstanding as of June 30, 2004 and December 31, 2003	$ 8,568	$8,568
Additional paid-in capital	1,996,680	1,996,680
Retained earnings (Deficit)	(898,530)	(851,862)
Total shareholders' equity	1,106,718	1,153,386
Total liabilities and shareholders' equity	$ 1,137,839	$ 1,189,337

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues:	2004 Unaudited	2003 Unaudited
Commissions	$ 303,852	$ 254,562
Principal transactions	23,374	60,779
Interest and other income	14,804	6,705
Total revenues	$ 342,030	$ 322,046

Expenses:
Consulting and Professional Fees	11,321	19,347
Employee compensation and benefits	153,671	189,500
Selling general & administrative	223,706	163,253
Total expenses	$ 388,698	$ 372,100

Income (loss) before income taxes	(46,668)	(50,054)
Provision for income taxes	--	(1,762)
Tax benefit of loss carryforward	--	--
Net income (loss)	$ (46,668)	$ (51,816)

Earnings Per Share
Basic and Dilutive	(.01)	(.01)
Weighted Average Common Shares Outstanding	8,568,200	9,018,000

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues:	2004 Unaudited	2003 Unaudited
Commissions	$ 108,309	$ 144,421
Principal transactions	(113,254)	86,893
Interest and other income	10,605	1,131
Total revenues	$ 5,660	$ 232,445

Expenses:
Consulting and Professional Fees	6,060	14,347
Employee compensation and benefits	58,011	146,387
Selling general & administrative	111,510	68,911
Total expenses	$ 175,581	$ 229,645

Income (loss) before income taxes	(169,921)	(2,800)
Provision for income taxes	--	(--)
Tax benefit of loss carryforward	--	--
Net income (loss)	$ (169,921)	$ (2,800)
Earnings Per Share
Basic and Dilutive	(.01)	(.001)
Weighted Average Common Shares Outstanding	8,568,200	9,018,000

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Common Stock	Common Stock	Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance January 1, 2003	9,018,000	$ 9,018	$ 2,121,230	$ (1,048,732)	$ 1,081,516
Common Stock
Purchase and retired	(449,800)	(450)	(124,550)	--	(125,000)
Net Income	--	--	--	196,870	196,870
Balance, December 31, 2003	8,568,200	$ 8,568	$ 1,996,680	$ (851,862)	$ 1,153,386
Net income (loss)				(46,668)	(46,668)
Balance, June 30,2004	8,568,200	$ 8,568	$ 1,996,680	$ (898,530)	$ 1,106,718

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	June 30, 2004 Unaudited	June 30, 2003 Unaudited
Cash Flows from Operating Activities
Net income (loss)	$ (46,668)	$ (51,816)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	--	1,080
Adjustment to Retained Earnings	--	19,173
Changes in assets and liabilities:
(Increase) Decrease in operating assets:
Marketable Securities	(197,946)	(150,855)
Prepaid expenses	15,826	16,055
Other assets	--	5,005
Due to/from clearing organization-net	43,192	30,177
Deposit with clearing organization	440	--
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,829)	(34,941)
Net cash provided by (Applied to) operating activities	(189,985)	(166,122)

Net increase in cash	(189,985)	(166,122)
Cash and cash equivalents Beginning	302,472	668,339
Cash and cash equivalents Ending	$ 112,487	$ 502,217

The notes are an integral part of the Financial Statements

AMERICA FIRST ASSOCIATES CORP.
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

America First Associates Corp. (the Company) is a Delaware Corporation that was formed in 1995 with one office currently located at 94 Covert Ave., Stewart Manor, NY 11530. There is no public trading market for the Company's common stock and it is not listed on any exchange. The Company plans to apply for listing on the OTC Bulletin Board and anticipates trading by fiscal year ending 2004.

The Company is engaged in a single line of business as a securities broker-dealer, which comprises several classes of services, including principal transactions, agency transactions, investment banking and investment advisory. The Company principally engages in executing general securities transactions on behalf of its clients.

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

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

For purposes of the Statement of Cash Flow, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than ninety days that are not held for sale in the ordinary course of business. The Company maintains cash balances at a financial institution. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Financial Instruments

As of December 31, 2003, the carrying value of the Company' s financial instruments including cash, cash equivalents and cash deposits with a clearing organization, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments.

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
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Transactions Revenues (Continued)

Customers' securities and commodities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis. Accounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition. All accounts receivable as of December 31, 2003 and June 30, 2004 are receivables from the clearinghouse organization.

Marketable securities are valued at market value, and securities not readily marketable are valued at fair value as determined by management.

Revenue Recognition

Investment Banking

Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which we act as an underwriter or agent. Revenues also include fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable. During the periods covered by this report we had no investment banking revenues.

Commissions Income and Expenses

Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

Investment Advisory Income

Investment advisory fees when earned are generally received quarterly but are recognized as earned on a pro rata basis over the term of the contract and are shown as part of the commissions earned.

Interest Income

Interest income is recorded on the accrual basis and dividend income is recognized on the next dividend date.

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Principal Transactions

Principal transactions consist of trading gains and losses on a net basis.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense in the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between the years.

Depreciation

Depreciation is provided on a straight-line basis using estimated useful lives of five to ten years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

	June 30, 2004	December 31, 2003
Office Equipment	$ 8,390	$ 8,390
Accumulated Depreciation	(8,390)	(8,390)
	$ --	$ --

The Company wrote off fully depreciated assets in the amount of $19,183 in 2003 as a result of its moving offices. Depreciation expenses were $1,080 for the quarter ending June 30, 2003 and $0 for the quarter ending June 30, 2004.

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 3. CONCENTRATIONS OF CREDIT RISK

We are engaged in various trading and brokerage activities with counter parties, primarily broker-dealers, banks, and other financial institutions. In the event counter parties do not fulfill their obligations, we may be exposed to risk. The risk of default depends on the creditworthiness of the counter party or issue of the instrument. It is our policy to review, as necessary, the credit standing of each counter party.

NOTE 4. LEASE OBLIGATIONS TO PRINCIPAL SHAREHOLDER

On April 2, 2003 the principal shareholder and sole officer of the Company purchased the office building currently occupied by us, located at 94 Covert Avenue, Stewart Manor, NY. The shareholder used personal funds and a bonus of $230,000 received from us in partial payment for the acquisition cost. The bonus was later rescinded and returned, to provide us with additional working capital.

We have leased office space from the shareholder for a term of five years, with an option to extend the lease for additional five years. The lease began on April 2, 2003 and covers approximately 3,700 square feet. Aggregate annual future rentals for office space at June 30, 2004, are approximately as listed below:

2004	$ 30,000
2005	60,000
2006	60,000
2007	60,000
2008	15,000
$ 225,000

Rent expense for the six months ending June 30, 2004 and 2003 were $30,000 and $25,600, respectively.

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 5. COMMITMENTS AND CONTINGENCIES

On April 2, 1997, we entered into an agreement with U.S. Clearing Corp. (USCC), a registered broker-dealer and a member of New York Stock Exchange to provide a facility for its customers to buy and sell securities. Our customer and proprietary accounts whether cash, margin or delivery are placed with and cleared by the USCC.

We are is solely responsible for all compliance, supervisory, and internal audit functions as they relate to our officers, employees, and associates. We are responsible for supervisory review of any accounts over which its officers, employees, or agents have discretionary authority. The NYSE, NASD, and SEC require us to be adequately knowledgeable regarding our customers and their investment objectives.

The USCC is responsible for complying with the NASD's Rules of Fair Practice, the Rules of Option Trading, and rules of other examining authorities.

The USCC has the custody of all securities in the accounts and registers them under the contract. For the securities that are traded over the counter, the USCC assumes the risk for the dealer with whom it executes transactions.

Under the agreement, we have financial liability under the following conditions:

1.	In the case of purchases or sales of securities in an account, until the client has satisfactorily made settlement with the necessary cleared funds or securities.
2.	Loss incurred in transactions with firms with which it deals on a principal basis.
3.	Customer transactions and maintenance margin calls, until actual and complete payment is made to the USCC.
4.	Losses incurred in connection with any check-writing privilege or debit or credit card services extended by a provider to customers introduced to the USCC.

In order to participate and takedown shares in an underwriting, we are as a correspondent required to have $250,000 in net capital and Good Faith Deposit must be no less than 30% of its commitments.

NOTE 6. REPURCHASE OF SHARES

On August 21, 2003, we purchased from three of our shareholders 449,800 shares for $125,000, or $.28 per share. The three shareholders had originally paid $449,800 for the shares or $1 per share. The shares have been retired.

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

We are also subject to the Commodity Futures Trading Commission's (CFTC's) minimum financial requirements (Regulation 1.17), which require that we maintain net capital, as defined, equal to 4 percent of customer funds required to be segregated pursuant to the Commodity Exchange Act, less the market value of certain commodity options, all as defined.

NOTE 8. INCOME TAXES

At December 31, 2003, we had net operating loss carryforwards of approximately $897,100, which expire in 2022. These net operating loss carryforwards may be used to offset future taxable income.

At December 31, 2003, we have recorded a deferred tax asset of $356,000 resulting primarily from net operating loss carryforwards. The valuation allowance of $356,000 has been recorded against the deferred tax asset since it is more likely than not that it will not be realized. The valuation allowance of $433,000, for 2002, was reduced by $79,000 to recognize the tax benefit of loss carryforward in 2003.

A reconciliation of income tax at the federal statutory income tax rate to total income taxes is as follows:

	2004	2003
Computed at the federal Statutory rate of 34%	$ --	$ 66,000
State and local tax (benefit)	1,756	13,000
Benefit of Carryover	( --)	(79,000)
	$ 1,756	$ --

AMERICA FIRST ASSOCIATES CORPORATION
NOTES TO THE FINANCIAL STATEMENT

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 9. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share of common stock were computed by dividing income available to common stockholders (net income, less the preferred stock dividend requirement), by the weighted average number of common shares outstanding for the year. Diluted earnings per share are not presented because we have issued no dilutive potential common shares. Diluted earnings per share is the same as the basic earnings per share because we have issued no dilutive potential securities.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of financial condition and the results of our operations should be read in conjunction with the dated Financial Statements and the related notes and other financial information included in the Company's Form 10-SB filed in April 2004. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

America First Associates Corporation has conducted its operations as a fully disclosed brokerage firm registered with the Securities and Exchange Commission, the National Association of Securities Dealers and 50 state securities divisions including the District of Columbia and Puerto Rico. We are a provider of cost-effective, full-service online financial service targeting the rapid growth momentum of individual investors who utilize the Internet for their personal investment objectives. We provide customers the ability to buy and sell securities, mutual funds, bonds and other investment financial instruments as well as providing clients with 24 hour account access and real-time electronic information on stocks, market indices, analysts' research and news. We plan to continue to provide quality service to our current customers while increasing brand awareness and customer loyalty. Management's strategy is to expand our business and operations by strategically using the internet and other advertising outlets to efficiently market and distribute our services to potential customers and build brand awareness on a national level to increase our customer base.

AMERICA FIRST ASSOCIATES CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS (continued)

Results of Operations

Six months ended June 30, 2004, compared to the same period of 2003.

Total revenue for the six months ended June 30, 2004, were $342,030, an increase of $19,984 or 6% as compared to revenues of $322,046 for the six months ended June 30, 2003. The increase in total revenue is attributed to an increase in online trading and gains on investments. Revenues from commissions increased by $49,290 or 19%, to $303,852 for the six months ended June 30, 2004 from $254,562 for the six months ended June 30, 2003 due primarily to an increase in overall trading activity by online traders. Revenues from principal transactions decreased to $23,374 for the six months ended June 30, 2004 from a $60,779 for the six months ended June 30, 2003 a decrease of 62%. Interest and other income increased to $14,804 for the six months ended June 30, 2004 from $6,705 for the six months ended June 30, 2003 due to a increase in higher interest paid on U.S. Obligations purchased by the firm.

Total expenses increased by $16,598, or 4% to $388,698 for the six months ended June 30, 2004 from $372,100 for the six months ended June 30, 2003. Employee compensation and benefits decreased by 19%, to $153,671 for the six months ended June 30, 2004 from $189,500 for the six months ended June 30, 2003. As we continue to grow we will need additional employees to service our growing customer base; therefore we anticipate a proportionate increase in employee compensation and benefit expenses. Clearing charges represent payments to our clearing firm who facilitate our clients' transactions. Such expenses decreased by 1%, to $82,114 for the six months ended June 30, 2004 from $82,948 for the six months ended June 30, 2003.

Consulting and professional fees decreased to $11,321 for the six months ended June 30, 2004 from $19,347 for the six months ended June 30, 2003.

Selling, general and administrative expenses increased by $60,453 or 37% from $163,253 to $223,706 for the quarters ended June 30, 2003 to June 30, 2004, respectively. The largest areas of increased costs were for travel, communications and data processing.

As a result of the foregoing, our net loss amounted to $46,668 for the six months ended June 30, 2004 as compared to a net loss of $51,816 for the six months ended June 30, 2003, a decrease in loss of $5,148 or 10%.

Our effective federal income tax rate is 35%. The net operating loss carryover is now approximately $900,000.

AMERICA FIRST ASSOCIATES CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS (continued)

Financial Condition

As of June 30, 2004, cash totaled $112,487 as compared to $302,472 at December 31, 2003. Cash applied to operating activities was $189,985 in the first six months of 2004 compared to $166,122 in 2003. Net working capital was $1,106,717 and $1,153,386 on June 30, 2004 and December 31, 2003, respectively.

There was no cash used or provided by investing or financing activities in the first six months of 2004 or 2003.

We believe we have the financial resources needed to meet business requirements in the foreseeable future.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward-looking and actual results may differ materially. The Company's success is directly related to its marketing iniatives and stock market activity.

Liquidity and Future Plans

Our focus is to expand our customer base through an aggressive marketing program. Our future results of operations and the other forward-looking statements contained herein, particularly the statements regarding growth in the security products industry, marketing and general and administrative expenses, involves a number of risks and uncertainties. In addition to the factors discussed above, there are other factors that could cause actual results to differ materially, such as business conditions and the general economies; competitive factors including rival discount broker dealers.

Management believes that we have the product mix, facilities, personnel, and competitive and financial resources for business success, but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

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